Form 10-Q
period 2021-03-31
SKYDECK ACQUISITION CORP.
filed 2021-07-02
CIK 1847152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-40422

SKYDECK ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1583722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Dyer Street, 2nd Floor, Providence, Rhode Island	02903
(Address of principal executive offices)	(Zip Code)

(401) 854-4567

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant to acquire one Class A ordinary share	SKYAU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	SKYA	The Nasdaq Stock Market LLC
Redeemable warrants to acquire one Class A ordinary share included as part of the units	SKYAW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 2, 2021, there were 22,165,962 Class A ordinary shares, $0.0001 par value and 5,541,491 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SKYDECK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

March 31, 2021

Assets:
Current assets:
Deferred offering costs	$355,973
Total Assets	$355,973
Liabilities and Shareholder’s Equity
Accrued offering costs and expenses	$268,570
Promissory note - related party	74,991
Total current liabilities	343,561
Commitments and Contingencies
Shareholder’s Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,541,491 shares issued and outstanding	554
Additional paid-in capital	24,446
Accumulated deficit	(12,588)
Total Shareholder’s Equity	12,412
Total Liabilities and Shareholder’s Equity	$355,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the period from February 9, 2021 (inception) through March 31, 2021
Formation cost	$12,588
Net loss	$(12,588)
Basic and diluted weighted average shares outstanding	5,541,491
Basic and diluted net loss per share	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 9, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B ordinary shares		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholder’s Equity
Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	5,541,491	554	24,446	—	25,000
Net loss	—	—	—	(12,588)	(12,588)
Balance as of March 31, 2021	5,541,491	$554	$24,446	$(12,588)	$12,412

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from February 9, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(12,588)
Changes in current assets and liabilities:
Accrued offerings costs and expenses	12,588
Net cash used in operating activities	—
Net change in cash	—
Cash, February 9, 2021 (inception)	—
Cash, end of the period	$—
Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$12,412
Deferred offering costs paid by Sponsor under the promissory note	$74,991
Deferred offering costs included in accrued offerings costs and expenses	$268,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern

Skydeck Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on February 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end

The Company’s sponsor is Skydeck Management LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on May 18, 2021 (the “Effective Date”). On May 21, 2021, Company consummated its Initial Public Offering of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is discussed in Note 3.

On May 25, 2021, the Company announced the closing of its sale of an additional 2,165,962 Units pursuant to the partial exercise by the underwriters of their over-allotment option (the “Over-Allotment Option”) (described below).  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $21,659,620. Following the closing of the Over-Allotment Option, an aggregate amount of $221,659,620 has been placed in the Company’s trust account established in connection with the Initial Public Offering.

The underwriters had a 45-day option from the date of the Company’s final prospectus for the Initial Public Offering (May 18, 2021) to purchase up to an additional 3,000,000 Units to cover over-allotments.  As described above, the underwriters partially exercised the Over-Allotment Option on May 25, 2021 to purchase 2,165,962 Units. The option to purchase the remaining 834,038 Units expired unexercised on July 2, 2021.

Substantially with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 4,666,667 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 288,795 Private Placement Warrants to its Sponsor, generating gross proceeds to the Company of $433,193.

The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or their respective permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the Class A Ordinary Shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A Ordinary Shares issuable upon exercise of these Warrants) are entitled to registration rights.

A total of $221,659,620 was placed in a U.S.-based trust account (the “Trust Account”) at JPMorgan maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs of the Initial Public Offering amounted to $11,627,885 consisting of $4,000,000 of underwriting discount, $7,000,000 of deferred underwriting discount, and $627,885 of other offering costs. Of the transaction costs, $507,820 is included within accumulated deficit and $11,120,065 is included in equity.

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement Warrants, will be held in the Trust Account and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, will provide that the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by May 21, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (iii) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion.

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then outstanding public shares. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The shares of ordinary share subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 24 months from the closing of the Initial Public Offering to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each member of the management team have agreed to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 5), (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and (iv) vote their Founder Shares and public shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had no cash and a working capital deficiency of $343,561 (excluding deferred offering costs). Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor under the promissory note. At March 31, 2021, $74,991 was outstanding under the promissory note.

Subsequent to the period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), the Company consummated its Initial Public Offering (see Note 3) and Private Placement (See Note 4), the underwriters partially exercised their Over-Allotment Option. Of the net proceeds from the Initial Public Offering, exercise of the over-allotment option, and associated Private Placements, $221,659,620 of cash was placed in the Trust Account and $2,116,565 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of March 31, 2021, no Working Capital Loans were outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 25, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2021.

Offering Costs Associated with Initial Public Offering

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs were charged to shareholder’s equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on May 21, 2021, offering costs totaling $11,627,885 (consisting of $4,000,000 of underwriting fee, $7,000,000 of deferred underwriting fee and $627,885 of other offering costs) were recognized with $507,820 which was allocated to the Public Warrants and Private Warrants, included in the accumulated deficit and $11,120,065 included in shareholder’s equity. With the partial exercise of the Over-Allotment Option on May 25, 2021 and additional $433,193 of underwriting fee was recognized.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments will be recorded at fair value as of the Initial Public Offering (May 21, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants and the forward purchase agreements warrants (“FPA Warrants”) (see below and Note 6) are derivative instruments.

Warrant Instruments

The Company will account for the 12,344,116 Warrants (the 7,388,654 Public Warrants and the 4,955,462 Private Placement Warrants) issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instruments as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of Warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Forward Purchase Agreement

The Company will account for the 1,000,000 FPA Warrants in the Units associated with the Forward Purchase Agreements in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the FPA Warrants do not meet the criteria for equity treatment and must be recorded as a liability. The

Company classifies the FPA Warrant as a liability at fair value and adjusts the FPA Warrants to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the FPA Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the FPA Warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such FPA Warrant classification is also subject to re-evaluation at each reporting period. (see Note 6) Upon recognition of the FPA warrant liability a corresponding reduction was recognized to equity.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has complied with ASU 2020-06 since its inception on January 21, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Units

On May 21, 2021, Company consummated its Initial Public Offering of 20,000,000 Units. Each Unit consists of one Class A Ordinary Share of the Company, par value $0.0001 per share, and one-third of one redeemable Warrant of the Company, each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000. The Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

On May 25, 2021, the Company announced the closing of its sale of an additional 2,165,962 Units pursuant to the partial exercise by the underwriters of their Over-Allotment Option.  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $21,659,620. Following the closing of the Over-Allotment Option, an aggregate amount of $221,659,620 has been placed in the Company’s trust account established in connection with the Initial Public Offering.

The underwriters had a 45-day option from the date of the Company’s Prospectus for the Initial Public Offering (May 18, 2021) to purchase up to an additional 3,000,000 Units to cover over-allotments.  As described above, the underwriters partially exercised the Over-Allotment Option on May 25, 2021 to purchase 2,165,962 Units. The option to purchase the remaining 834,038 Units expired unexercised on July 2, 2021.

Warrants

No Public Warrants were outstanding as of March 31, 2021.  Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of Warrants when the price per Class A Ordinary Share equals or exceed $10.00” and “Redemption of Warrants when the price per Class A Ordinary Share equal or exceed $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Warrants will become exercisable on the later of 12 months from the closing of the Proposed Public Offering or 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A Ordinary Shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the Warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•

if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;
•

at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of the Company’s Class A Ordinary Shares;

•

if, and only if, the closing price of the Company’s Class A Ordinary Shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A Ordinary Shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 288,795 Private Placement Warrants to its sponsor, Skydeck Management LLC, generating gross proceeds to the Company of $433,193. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Initial Public Offering.

Note 5 — Related Party Transactions

Founder Shares

On February 12, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. In May 2021, the Sponsor returned to the Company, for no consideration an aggregate of 1,437,500 Class B ordinary shares, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding and held by the initial shareholders. With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at July 2, 2021 with 208,509 founder shares forfeited. All share and per share amounts have been retroactively restated (see Note 7).

The Sponsor and the directors and executive officers have agreed, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note—Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2021 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. On May 25, 2021, the total amount due to the Sponsor under the promissory note was converted and became a portion of proceeds from Private Placement Warrants. As of May 21, 2021, there were no remaining amounts outstanding. As of March 31, 2021, $74,991 was outstanding under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed, an affiliate of the Sponsor will provide to members of the management team office space, secretarial and administrative services provided to the members of the management team at no cost.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any Warrants that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on the Effective Date. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Warrant Amendments

The warrant agreement provides that the terms of the Warrants may be amended without the consent of any shareholder or warrant holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the rights of the registered holders of Public Warrants. Accordingly, the Company may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although the Company’s ability to amend the terms of the Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or shares, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a Warrant.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On May 25, 2021, the underwriters partially exercised the option to purchase 2,165,962 additional Units of the over-allotment for total proceeds of $21,659,620. Additionally, the Sponsor purchased 288,795 Private Placement Warrants for $433,193. The underwriters’ Over-Allotment Option expired on July 2, 2021.

The underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $4,433,192. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering or $ 7,758,087, upon the completion of the Company’s initial Business Combination.

Forward Purchase Agreement

The Sponsor, which has received personal commitments from certain founders, has entered into a forward purchase agreement with the Company pursuant to which the Sponsor has agreed to subscribe for an aggregate of 3,000,000 forward purchase units, consisting of one Class A Ordinary Share, or a forward purchase share, and one-third of one Warrant to purchase one Class A Ordinary Share, or a forward purchase warrant, for $10.00 per unit, or an aggregate purchase price of $30 million in a private placement to close substantially concurrently with the closing of the initial Business Combination. The obligations under the forward purchase agreement will not depend on whether any Class A Ordinary Shares are redeemed by the public shareholders after the Initial Public Offering. The forward purchase shares and FPA Warrants will be identical to the Class A Ordinary Shares and Warrants, respectively, included in the Units being sold pursuant to the Prospectus, except that they will be subject to certain registration rights.

Note 7 — Shareholder’s Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At March 31, 2021, there were no Class A Ordinary Shares issued and outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding. In May 2021, the Sponsor returned to the Company, for no consideration an aggregate of 1,437,500 Class B ordinary shares, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding and held by our initial shareholders. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. All share and per share amounts have been retroactively restated. With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at July 2, 2021 with 208,509 founder shares forfeited All share and per share amounts have been retroactively restated (see Note 5).

Holders of Class A Ordinary Shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a simple majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the Initial Public Offering, plus (ii) the total number of Class A Ordinary Shares issued, deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A Ordinary Shares at a rate of less than one-to-one.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Skydeck Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Skydeck Management, LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company was incorporated as a Cayman Islands exempted company on February 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end

The registration statement for the Company’s Initial Public Offering was declared effective on May 18, 2021 (the “Effective Date”). On May 21, 2021, Company consummated its Initial Public Offering of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

On May 25, 2021, the Company announced the closing of its sale of an additional 2,165,962 Units pursuant to the partial exercise by the underwriters of their over-allotment option (the “Over-Allotment Option”) (described below).  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $21,659,620. Following the closing of the Over-Allotment Option, an aggregate amount of $221,659,620 has been placed in the Company’s trust account established in connection with the Initial Public Off`ering.

The underwriters had a 45-day option from the date of the Company’s final prospectus for the Initial Public Offering (May 18, 2021) to purchase up to an additional 3,000,000 Units to cover over-allotments.  As described above, the underwriters partially exercised the Over-Allotment Option on May 25, 2021 to purchase 2,165,962 Units. The option to purchase the remaining 834,038 Units expired unexercised on July 2, 2021.

Substantially with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 4,666,667 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 288,795 Private Placement Warrants to its Sponsor generating gross proceeds to the Company of $433,193.

The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or their respective permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the Class A Ordinary Shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A Ordinary Shares issuable upon exercise of these Warrants) are entitled to registration rights.

A total of $221,659,620 was placed in a U.S.-based trust account (the “Trust Account”) at JPMorgan maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs of the Initial Public Offering amounted to $11,627,885 consisting of $4,000,000 of underwriting discount, $7,000,000 of deferred underwriting discount, and $627,885 of other offering costs. Of the transaction costs, $507,820 is included within accumulated deficit and $11,120,065 is included in equity.

Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement Warrants, will be held in the Trust Account and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, provide that the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A Ordinary Shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by May 21, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A Ordinary Shares, and (iii) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion.

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then outstanding public shares. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The shares of ordinary share subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company with have 24 months from the closing of the Initial Public Offering to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each member of the management team have agreed to (i) waive their redemption rights with respect to their Founder Shares, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and (iv) vote their Founder Shares and public shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering. Although we consummated our Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Now that we have consummated our Initial Public Offering, we have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, the Company had no cash and a working capital deficiency of $343,561 (excluding deferred offering costs). Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor under the promissory note. At March 31, 2021, $74,991 was outstanding under the promissory note.

Subsequent to the period covered by this Quarterly Report, the Company consummated its Initial Public Offering and Private Placement, and the underwriters partially exercised their Over-Allotment Option. Of the net proceeds from the Initial Public Offering, exercise of the Over-Allotment Option, and associated Private Placements, $221,659,620 of cash was placed in the Trust Account and $2,116,565 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of March 31, 2021, no Working Capital Loans were outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,758,087 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Registration and Shareholder Rights Agreement

Pursuant to a registration and shareholder rights agreement entered into on May 18, 2021, the holders of the Founder Shares, Private Placement Warrants and any Warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of the Working Capital Loans) are be entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration and shareholder rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. During the period from inception through March 31 2021, we did not identify any critical accounting policies.

We have identified the following critical accounting policies with respect to our securities issued in the Initial Public Offering.

Warrant Liability

The Company will account for the 12,344,116 Warrants (the 7,388,654 Public Warrants and the 4,955,462 Private Placement Warrants) issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instruments as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has complied with ASU 2020-06 since its inception on January 21, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iv) hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk.

The net proceeds of our Initial Public Offering and the portion of proceeds from the sale of the Private Placement Warrants held in the trust account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors described in our final prospectus filed with the SEC on May 20, 2021, except for the below risk factor. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Our Warrants are accounted for as liabilities and the changes in value of such Warrants could have a material effect on our financial results and may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (“SEC”) together issued a statement regarding the accounting and reporting considerations for Warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants.

As a result of the SEC Statement, we determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. Our consolidated financial statements and results of operations may fluctuate quarterly, as a result of the recurring fair value measurement of our Warrants, based on factors which are outside of our control. Due to the recurring fair value measurement, we may recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek to enter into a business combination with an entity that does not have Warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 12, 2021, our Sponsor paid $25,000 in exchange for 7,187,500 Class B founder shares, par value $0.0001 per share, of the Company (the “founder shares”). In April 2021, our Sponsor transferred 30,000 founder shares to each of our independent directors. In May 2021, our Sponsor returned to us, for no consideration an aggregate of 1,437,500 Class B ordinary shares, which we cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding and held by our initial shareholders.

On May 21, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 22,165,962 Units, inclusive of 2,165,962 Units sold to the underwriters upon the underwriters’ election on May 21, 2021 to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $221,659,620. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as book-running managers of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-254347). The registration statements became effective on May 18, 2021.

Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the over-allotment option, we consummated a private placement of an aggregate of 4,955,462 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,433,193. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, $232,300,000 was placed in the Trust Account.

We paid a total of $4,443,193 in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $7,758,086.60 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated as of May 18, 2021, between the Company, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (1)

3.1	Amended and Restated Memorandum and Articles of Association, effective as of May 18, 2021(1)

4.1	Warrant Agreement, dated as of May 18, 2021, between the Company and Continental Stock Transfer & Trust Company(1)

10.1	Investment Management Trust Account Agreement, dated as of May 18, 2021, between the Company and Continental Stock Transfer & Trust Company(1)

10.2	Registration and Shareholder Rights Agreement, dated as of May 18, 2021, between the Company, the Sponsor and the holders from time to time party thereto(1)

10.3	Private Placement Warrants Purchase Agreement, dated as of May 18, 2021, between the Company and the Sponsor(1)

10.4	Letter Agreement, dated as of May 18, 2021, among the Company, the Sponsor and the Company’s officers and directors(1)

10.5	Forward Purchase Agreement, dated as of May 18, 2021, between the Company and the Sponsor(1)

10.6	Indemnity Agreement, dated as of May 18, 2021, among the Company and Paul J. Salem(1)

10.7	Indemnity Agreement, dated as of May 18, 2021, among the Company and Martin J. Mannion(1)

10.8	Indemnity Agreement, dated as of May 18, 2021, among the Company and Christopher S. Satti(1)

10.9	Indemnity Agreement, dated as of May 18, 2021, among the Company and Fredric A. Flaxman(1)

10.10	Indemnity Agreement, dated as of May 18, 2021, among the Company and William D. Jenkins, Jr.(1)

10.11	Indemnity Agreement, dated as of May 18, 2021, among the Company and Janet L. Rollé(1)

10.12	Indemnity Agreement, dated as of May 18, 2021, among the Company and William J. Teuber, Jr.(1)

10.13	Indemnity Agreement, dated as of May 18, 2021, among the Company and Eileen J. Voynick(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYDECK ACQUISITION CORP.

Date: July 2, 2021		/s/ Martin J. Mannion
	Name:	Martin J. Mannion
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 2, 2021		/s/ Christopher Satti
	Name:	Christopher Satti
	Title:	Chief Financial Officer (Principal Financial Officer)