Form 10-Q
period 2021-06-30
SKYDECK ACQUISITION CORP.
filed 2021-08-16
CIK 1847152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 22,165,962 Class A ordinary shares, $0.0001 par value and 5,541,491 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SKYDECK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheet as of June 30, 2021	3
Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period period from February 9, 2021 (Inception) through June 30, 2021	4
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2021 and for the period from February 9, 2021 (Inception) through June 30, 2021	5
Unaudited Condensed Statement of Cash Flows for the period from February 9, 2021 (Inception) through June 30, 2021	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021

June 30, 2021
(unaudited)
Assets
Cash	$1,400,526
Prepaid expenses	437,263
Due from related party	—
Due from continental	—
Total current assets	1,837,789
Long-term prepaid expenses	365,831
Cash held in Trust Account	221,660,093
Total assets	$223,863,713
Liabilities and Shareholders' Equity
Warrant liability	15,059,823
Forward Purchase Agreement liability	1,220,000
Deferred underwriters' discount	7,758,087
Total liabilities	24,037,910
Commitments
Class A common stock subject to possible redemption, 22,165,962 shares at redemption value at June 30, 2021	221,659,620
Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 22,165,962 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	24,425
Accumulated deficit	(21,858,817)
Total shareholders' equity	(21,833,817)
Total Liabilities and Shareholders’ Equity	$223,863,713

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the period from February 9, 2021 (inception) through June 30, 2021
Formation and operating costs	$180,907	$193,495
Loss from operations	$(180,907)	$(193,495)
Other Income (Loss)
Other income relating to fair value exceeding amount received for warrants	1,139,755	1,139,755
Offering expenses related to warrant issuance	(556,203)	(556,203)
Change in fair value of warrant liabilities	617,205	617,205
Change in fair value of Forward Purchase Agreement	50,000	50,000
Trust interest income	473	473
Total other income	1,251,230	1,251,230
Net income	$1,070,323	$1,057,735
Weighted average shares outstanding - Class A ordinary shares.	22,165,962	6,339,018
Basic and diluted net income per ordinary share – Class A ordinary shares	$—	$—
Weighted average shares outstanding - Class B ordinary shares.	5,750,000	5,679,497
Basic and diluted net income per ordinary share – Class B ordinary shares	$0.40	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 9, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Preferred shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders' Equity (Deficit)
Balance as of February 9, 2021 (inception)	—	—	—	—	—	—	—	—	—
Class B ordinary shares issued to Sponsor	—	—	—	—	5,541,491	554	24,446	—	25,000
Net loss	—	—	—	—	—	—	—	(12,588)	(12,588)
Balance as of March 31, 2021	—	—	—	—	5,541,491	554	24,446	(12,588)	12,412

Balance as of March 31, 2021	—	—	—	—	5,541,491	554	24,446	(12,588)	12,412
Class B ordinary shares issued to Sponsor	—	—	—	—	208,509	21	(21)	—	—
Sale of 20,000,000 Units on May 21, 2021 net of warrant liability initial fair value	—	—	20,000,000	2,000	—	—	192,604,666	—	192,606,666
Sale of 2,165,962 Units on May 25, 2021, net of warrant liability initial fair value	—	—	2,165,962	217	—	—	20,808,902	—	20,809,119
Net offering costs	—	—	—	—	—	—	(12,262,962)	—	(12,262,962)
Initial classification of Forward Purchase Agreement liability		—	—	—	—	—	(1,270,000)	—	(1,270,000)
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	—	—	(1,139,755)	—	(1,139,755)
Net loss	—	—	—	—	—	—	—	1,070,323	1,070,323
Class A ordinary shares subject to possible redemption	—	—	(22,165,962)	(2,217)	—	—	(198,740,851)	(22,916,552)	(221,659,620)
Balance as of June 30 2021, 2021	—	—	—	—	5,750,000	575	24,425	(21,858,817)	(21,833,817)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from February 9, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$1,057,735
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs allocated to warrants	556,203
Other income relating to fair value exceeding amount paid for warrants	(1,139,755)
Change in fair value of warrants	(617,205)
Change in fair value of Future Purchase Agreement	(50,000)
Interest earned on cash and marketable securities held in Trust Account	(473)
Changes in assets and liabilities:
Prepaid assets	(803,094)
Net cash used in operating activities	(996,589)

Cash flows from investing activities:
Principal deposited in Trust Account	(221,659,620)
Net cash used in investing activities	(221,659,620)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from initial public offering, net of costs	217,226,427
Proceeds from private placement	7,433,193
Payment of deferred offering costs	(627,885)
Net cash provided by financing activities	224,056,735

Net change in cash	1,400,526
Cash, beginning of the period	-
Cash, end of the period	$1,400,526

Supplemental disclosure of cash flow information:
Initial value of common stock subject to possible redemption	$221,659,620
Initial classification of Forward Purchase Agreement	$1,270,000
Deferred underwriters' discount changed to additional paid-in capital	$7,758,087
Initial classification of warrant liability	$15,677,028

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end

The Company’s sponsor is Skydeck Management LLC, a Delaware limited liability company (the “Sponsor”).

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

Transaction costs of the Initial Public Offering amounted to $12,819,165 consisting of $4,433,193 of underwriting discount, $7,758,087 of deferred underwriting discount, and $627,885 of other offering costs. Of the transaction costs, $556,203 is included within the statement of operations and $12,262,962 is included in equity.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $1,400,526 cash and working capital of $1,837,789. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor under the promissory note. At June 30, 2021, $0 was outstanding under the promissory note.

On May 21, 2021, the Company consummated its Initial Public Offering (see Note 3) and Private Placement (See Note 4), and on May 25, 2021, the underwriters partially exercised their Over-Allotment Option. Of the net proceeds from the Initial Public Offering, exercise of the over-allotment option, and associated Private Placements, $221,659,620 of cash was placed in the Trust Account and $1,400,256 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of June 30, 2021, no Working Capital Loans were outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 20, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2021. The interim results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021, the Company had no cash equivalents.

Offering Costs Associated with Initial Public Offering

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs were charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, at June 30, 2021, offering costs totaling $12,819,165 (consisting of $4,433,193 of underwriting fee, $7,758,087 of deferred underwriting fee and $627,885 of other offering costs) were recognized with $556,203 which was allocated to the public warrants (the “Public Warrants”) and Private Placement Warrants, included in the statement of operations and $12,262,962 is included in shareholders’ equity.

Investments Held in Trust Account

Investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments will be recorded at fair value as of the Initial Public Offering (May 21, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants and the forward purchase agreement warrants (“FPA Warrants”) (see below and Note 6) are derivative instruments.

Warrant Instruments

The Company accounts for the 12,344,116 Warrants (the 7,388,654 Public Warrants and the 4,955,462 Private Placement Warrants) issued in connection with the Initial Public Offering, Private Placement and partial exercise of the Over-Allotment Option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instruments as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of Warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Forward Purchase Agreement

The Company accounts for the 1,000,000 FPA Warrants in the Units associated with the Forward Purchase Agreement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the FPA Warrants do not meet the criteria for equity treatment and must be recorded as a liability. The Company classifies the FPA Warrant as a liability at fair value and adjusts the FPA Warrants to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the FPA Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the FPA Warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such FPA Warrant classification is also subject to re-evaluation at each reporting period. (see Note 6) Upon recognition of the FPA warrant liability a corresponding reduction was recognized to equity.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 208,509 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	For the Three Months Ended	For the period from February 9, 2021 (inception) through
	June 30, 2021	June 30, 2021
Class A Ordinary share subject to possible redemption
Numerator: net income allocable to Class A ordinary share subject to possible redemption
Interest income on marketable securities held in trust	$473	$473
Less: interest available to be withdrawn for payment of taxes	$(473)	$(473)
Net income allocable to Class A ordinary share subject to possible redemption	$—	$—
Denominator: weighted average redeemable Class A ordinary share
Redeemable Class A ordinary share, basic and diluted	22,165,962	6,339,018
Basic and diluted net income per share, redeemable ordinary share	$0.00	$0.00

Non-Redeemable Ordinary share
Numerator: Net Income minus Redeemable Net Earnings
Net income	$1,070,323	$1,057,735
Redeemable Net Earnings	$—	$—
Non-redeemable net income	$1,070,323	$1,057,735
Denominator: weighted average non-redeemable ordinary share
Basic and diluted weighted average shares outstanding, ordinary share	5,750,000	5,679,497
Basic and diluted net income per share, ordinary share	$0.40	$0.19

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The amount for the current period was not material. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has complied with ASU 2020-06 since its inception on February 9, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Promissory Note—Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2021 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of June 30, 2021, there were no remaining amounts outstanding.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed, an affiliate of the Sponsor will provide to members of the management team office space, secretarial and administrative services provided to the members of the management team at no cost.

Note 6 — Recurring Fair Value Measurements

At June 30, 2021, the Company’s Warrant liability and FPA warrants were valued at $15,059,823 and $1,220,000, respectively. Under the guidance in ASC 815-40 the Warrants and the FPA warrants do not meet the criteria for equity treatment. As such, the Warrants and the FPA warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements

The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liability and FPA warrants are based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Warrant liability and FPA warrants are classified within Level 3 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s liabilities that were accounted for at fair value on a recurring basis at June 30, 2021:

	(Level 1)	(Level 2)	(Level 3)
U.S. Money Market held in Trust Account	221,660,093
Public Warrants	$—	$—	$9,014,158
Private Warrants	$—	$—	$6,045,665
Forward Purchase Agreement warrants	$—	$—	$1,220,000

Measurement

The Company established the initial fair value for the Warrants and the FPA warrants on May 21, 2021, the date of the consummation of the Company’s Initial Public Offering. The Company used a Monte Carlo simulation model to value the Warrants and the FPA warrants.

The key inputs into the Monte Carlo simulation models were as follows at June 30, 2021:

Input	May 21, 2021 (Initial Measurement)	June 30, 2021
Risk-free interest rate	1.04%	1.01%
Expected term (years)	5.00	5.00
Expected volatility	26.0%	25.0%
Exercise price	$11.50	$11.50
Probability of business combination	80%	80%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants and FPA classified as Level 3:

Fair value at February 9, 2021	$—
Initial fair value at May 21, 2021	15,663,334
Initial fair value of warrants issued on May 25, 2021	1,283,694
Change in fair value	(667,205)
Fair Value at June 30, 2021	$16,279,823

     There were no transfers between Levels 1, 2 or 3 during the period from February 9, 2021 (inception) to June 30, 2021.

Note 7 — Commitments and Contingencies

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

The underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $4,433,193. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering or $ 7,758,087, upon the completion of the Company’s initial Business Combination.

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

Note 8 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At June 30, 2021, there were no Class A Ordinary Shares issued and outstanding (excluding 22,165,962 shares subject to redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. In May 2021, the Sponsor returned to the Company, for no consideration an aggregate of 1,437,500 Class B ordinary shares, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding and held by our initial shareholders. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. All share and per share amounts have been retroactively restated. With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at July 2, 2021 with 208,509 founder shares forfeited.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On July 2, 2021, the remainder of the underwriters’ over-allotment option expired unexercised. With the expiration of the option, 208,509 Class B ordinary shares were forfeit to the Company for no consideration.

As of July 9, 2021, holders of the Company’s Units may elect to separately trade the Class A ordinary shares and warrants included in the Units. Any Units not separated will continue to trade on the Nasdaq Capital Market (the “Nasdaq”) under the symbol “SKYAU”, and the separated Class A ordinary shares and warrants are expected to trade on the Nasdaq under the symbols “SKYA” and “SKYAW”, respectively. With the Public Warrants being traded on the Nasdaq, they will be reclassified from a Level 3 valuation to a Level 1.

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

Overview

We are a blank check company incorporated in the Cayman Islands on February 9, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other business combination (the “Business Combination”) with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of our Initial Public Offering and the sale of the private placement warrants (the “Private Placement Warrants”), our shares, debt or a combination of cash, shares and debt.

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net income of $1,070,323, which consisted of $180,907 in formation and operating costs, offset by $473 in interest earned on marketable securities held in the trust account (the “Trust Account”), other income of $1,139,755 relating to fair value exceeding amount paid for warrants, offering expenses related to warrant issuance of $556,203, gain in change in fair value of warrant liabilities of $617,205, and a gain in fair value of the forward purchase warrants (the “FPA Warrants”) of $50,000.

For the period from February 9, 2021 (inception) through June 30, 2021, we had net income of $1,057,735, which consisted of $193,495 in formation and operating costs, offset by $473 in interest earned on marketable securities held in the Trust Account, other income of $1,139,755 relating to fair value exceeding the amount paid for warrants, offering expenses related to warrant issuance of $556,203, gain in change in fair value of warrant liabilities of $617,205, and a gain in the fair value of the FPA Warrants of $50,000.

Liquidity and Capital Resources

On May 21, 2021, the Company consummated its Initial Public Offering and the sale of the Private Placement Warrants, and the underwriters partially exercised their over-allotment option (the “Over-Allotment Option”) on May 25, 2021. Of the net proceeds from the Initial Public Offering, exercise of the Over-Allotment Option, and associated sales of the Private Placement Warrants, at June 30, 2021, $221,660,093 was held in the Trust Account and $1,400,526 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of June 30, 2021, the Company had working capital of $1,837,789. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor under the promissory note. The promissory note was converted on May 21, 2021.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of June 30, 2021, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. During the period from inception through June 30, 2021, we did not identify any critical accounting policies.

We have identified the following critical accounting policies with respect to our securities issued in the Initial Public Offering.

Warrant Liability

The Company has accounted for the 12,344,116 warrants (the 7,388,654 public warrants and the 4,955,462 Private Placement Warrants) issued in connection with the Initial Public Offering in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company has classified the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the warrants will be estimated using a Monte Carlo valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Forward Purchase Agreement

We account for the 1,000,000 FPA Warrants in the Units associated with the Forward Purchase Agreement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the FPA Warrants do not meet the criteria for equity treatment and must be recorded as a liability. We classify the FPA Warrant as a liability at fair value and adjusts the FPA Warrants to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the FPA Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the FPA Warrants will be estimated using a Monte Carlo valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such FPA Warrant classification is also subject to re-evaluation at each reporting period. Upon recognition of the FPA warrant liability a corresponding reduction was recognized to equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per common share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has complied with ASU 2020-06 since its inception on February 9, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk.

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in certain U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

ITEM 1A.RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors described in our final prospectus filed with the SEC on May 20, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 12, 2021, our Sponsor paid $25,000 in exchange for 7,187,500 Class B founder shares, par value $0.0001 per share, of the Company (the “founder shares”). In April 2021, our Sponsor transferred 30,000 founder shares to each of our independent directors. In May 2021, our Sponsor returned to us, for no consideration an aggregate of 1,437,500 Class B ordinary shares, which we cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding and held by our initial shareholders. On July 2, 2021, the remainder of the underwriters’ over-allotment option expired unexercised. With the expiration of the over-allotment option, 208,509 Class B ordinary shares were forfeited to the Company for no consideration.

On May 21, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 22,165,962 Units, inclusive of 2,165,962 Units sold to the underwriters upon the underwriters’ election on May 21, 2021 to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $221,659,620. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as book-running managers of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-254347). The registration statement became effective on May 18, 2021.

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

Of the gross proceeds received from the Initial Public Offering including the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, $221,659,620 was placed in the Trust Account.

We paid a total of $4,433,193 in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $7,758,087 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated as of May 18, 2021, between the Company, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (1)

3.1	Amended and Restated Memorandum and Articles of Association, effective as of May 18, 2021(1)

4.1	Warrant Agreement, dated as of May 18, 2021, between the Company and Continental Stock Transfer & Trust Company(1)

10.1	Investment Management Trust Account Agreement, dated as of May 18, 2021, between the Company and Continental Stock Transfer & Trust Company(1)

10.2	Registration and Shareholder Rights Agreement, dated as of May 18, 2021, between the Company, the Sponsor and the holders from time to time party thereto(1)

10.3	Private Placement Warrants Purchase Agreement, dated as of May 18, 2021, between the Company and the Sponsor(1)

10.4	Letter Agreement, dated as of May 18, 2021, among the Company, the Sponsor and the Company’s officers and directors(1)

10.5	Forward Purchase Agreement, dated as of May 18, 2021, between the Company and the Sponsor(1)

10.6	Indemnity Agreement, dated as of May 18, 2021, among the Company and Paul J. Salem(1)

10.7	Indemnity Agreement, dated as of May 18, 2021, among the Company and Martin J. Mannion(1)

10.8	Indemnity Agreement, dated as of May 18, 2021, among the Company and Christopher S. Satti(1)

10.9	Indemnity Agreement, dated as of May 18, 2021, among the Company and Fredric A. Flaxman(1)

10.10	Indemnity Agreement, dated as of May 18, 2021, among the Company and William D. Jenkins, Jr.(1)

10.11	Indemnity Agreement, dated as of May 18, 2021, among the Company and Janet L. Rollé(1)

10.12	Indemnity Agreement, dated as of May 18, 2021, among the Company and William J. Teuber, Jr.(1)

10.13	Indemnity Agreement, dated as of May 18, 2021, among the Company and Eileen J. Voynick(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and is contained in Exhibit 101.

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYDECK ACQUISITION CORP.

Date: August 16, 2021		/s/ Martin J. Mannion
	Name:	Martin J. Mannion
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021		/s/ Christopher Satti
	Name:	Christopher Satti
	Title:	Chief Financial Officer (Principal Financial Officer)