Form 10-Q
period 2021-09-30
SKYDECK ACQUISITION CORP.
filed 2021-11-15
CIK 1847152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 22,165,962 Class A ordinary shares, $0.0001 par value and 5,541,491 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SKYDECK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheet as of September 30, 2021	3
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 9, 2021 (Inception) through September 30, 2021	4
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from February 9, 2021 (Inception) through September 30, 2021	5
Unaudited Condensed Statement of Cash Flows for the period from February 9, 2021 (Inception) through September 30, 2021	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

September 30, 2021
(unaudited)
Assets
Cash	$1,331,219
Prepaid expenses	444,146
Total current assets	1,775,365
Long-term prepaid expenses	261,631
Cash held in Trust Account	221,662,945
Total assets	$223,699,941
Liabilities and Shareholders' Equity
Accrued offering costs and expenses	15,878
Total current liabilities	15,878
Warrant liability	9,258,086
Forward Purchase Agreement liability	750,000
Deferred underwriters' discount	7,758,087
Total liabilities	17,782,051
Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,165,962 shares at redemption value of $10.00 at September 30, 2021	221,659,620
Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 22,165,962 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	24,425
Accumulated deficit	(15,766,730)
Total shareholders' deficit	(15,741,730)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$223,699,941

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 9, 2021 (inception) through September 30, 2021
Formation and operating costs	$182,502	$375,997
Loss from operations	$(182,502)	$(375,997)
Other Income (Expense)
Other income relating to fair value exceeding amount received for warrants	—	1,139,755
Offering expenses related to warrant issuance	—	(556,203)
Change in fair value of warrant liabilities	5,801,737	6,418,942
Change in fair value of Forward Purchase Agreement	470,000	520,000
Trust interest income	2,852	3,325
Total other income	6,274,589	7,525,819
Net income	$6,092,087	$7,149,822
Weighted average shares outstanding - Class A ordinary shares.	22,165,962	12,561,577
Basic and diluted net income per ordinary share – Class A ordinary shares	$0.22	$0.39
Weighted average shares outstanding - Class B ordinary shares.	5,750,000	5,707,576
Basic and diluted net income per ordinary share – Class B ordinary shares	$0.22	$0.39

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders' Equity (Deficit)
Balance as of February 9, 2021 (inception)	—	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	5,541,491	554	24,446	—	25,000
Net loss	—	—	—	(12,588)	(12,588)
Balance as of March 31, 2021	5,541,491	554	24,446	(12,588)	12,412

Class B ordinary shares issued to Sponsor	208,509	21	(21)	—	—
Sale of 20,000,000 Units on May 21, 2021 net of warrant liability initial fair value	—	—	192,604,666	—	192,604,666
Sale of 2,165,962 Units on May 25, 2021, net of warrant liability initial fair value	—	—	20,808,902	—	20,808,902
Net offering costs	—	—	(12,262,962)	—	(12,262,962)
Initial classification of Forward Purchase Agreement liability	—	—	(1,270,000)	—	(1,270,000)
Excess of cash received over fair value of Private Placement Warrants	—	—	(1,139,755)	—	(1,139,755)
Net income	—	—	—	1,070,323	1,070,323
Class A ordinary shares subject to possible redemption	—	—	(198,740,851)	(22,916,552)	(221,659,620)
Balance as of June 30, 2021 (restated)	5,750,000	575	24,425	(21,858,817)	(21,833,817)

Net income	—	—	—	6,092,087	6,092,087
Balance as of September 30, 2021	5,750,000	$575	$24,425	$(15,766,730)	$(15,741,730)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from February 9, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$7,149,822
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs allocated to warrants	556,203
Other income relating to fair value exceeding amount paid for warrants	(1,139,755)
Change in fair value of warrants	(6,418,942)
Change in fair value of Forward Purchase Agreement	(520,000)
Interest earned on cash and marketable securities held in Trust Account	(3,325)
Changes in assets and liabilities:
Prepaid expenses	(705,777)
Accrued offering costs and expenses	15,878
Net cash used in operating activities	(1,065,896)

Cash flows from investing activities:
Principal deposited in Trust Account	(221,659,620)
Net cash used in investing activities	(221,659,620)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from initial public offering, net of costs	217,226,427
Proceeds from private placement	7,433,193
Payment of deferred offering costs	(627,885)
Net cash provided by financing activities	224,056,735

Net change in cash	1,331,219
Cash, beginning of the period	-
Cash, end of the period	$1,331,219

Supplemental disclosure of cash flow information:
Initial value of common stock subject to possible redemption	$221,659,620
Initial classification of Forward Purchase Agreement	$1,270,000
Deferred underwriters' discount changed to additional paid-in capital	$7,758,087
Initial classification of warrant liability	$15,677,028

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the Initial Public Offering amounted to $12,819,165 consisting of $4,433,193 of underwriting discount, $7,758,087 of deferred underwriting discount, and $627,885 of other offering costs. Of the transaction costs, $556,203 was initially included within the statement of operations and $12,262,962 was included as a reduction of shareholders’ equity.

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

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $1,331,219 cash and working capital of $1,759,487. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by our Sponsor and loans from our Sponsor under the promissory note. At September 30, 2021, $0 was outstanding under the promissory note.

On May 21, 2021, the Company consummated its Initial Public Offering (see Note 4) and Private Placement (See Note 5), and on May 25, 2021, the underwriters partially exercised their Over-Allotment Option. Of the net proceeds from the Initial Public Offering, exercise of the over-allotment option, and associated Private Placements, $221,659,620 of cash was placed in the Trust Account and $2,116,565 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the

Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of September 30, 2021, no Working Capital Loans were outstanding.

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

Note 2 — Restatement to Earnings Per Share Presentation

Based on the SEC’s consultations with special purpose acquisition companies (the “SEC Consultations”), and in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” we have restated our earnings per share calculation to allocate income and losses shared pro rata between our Class A Ordinary Shares and Class B ordinary shares. This presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both Class A Ordinary Shares and Class B ordinary shares share pro rata in the income and losses of the Company.

Impact of the Restatement

The impact to the financial statements is presented below:

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares, redeemable shares	22,165,962		22,165,962
Basic and diluted net income per share, redeemable shares	$—	$0.04	$0.04
Basic and diluted weighted average shares, non-redeemable shares	5,750,000	—	5,750,000
Basic and diluted net income per share, non-redeemable shares	$0.40	$(0.36)	$0.04

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the period from February 9, 2021 through June 30, 2021
Basic and diluted weighted average shares, redeemable shares	6,339,018	—	6,339,018
Basic and diluted net income per share, redeemable shares	$—	$0.09	$0.09
Basic and diluted weighted average shares, non-redeemable shares	5,679,497	—	5,679,497
Basic and diluted net income per share, non-redeemable shares	$0.19	$(0.10)	$0.09

Note 3 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 20, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2021. The interim results for the three months and the period from February 9, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2021, the Company had no cash equivalents.

Offering Costs Associated with Initial Public Offering

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs were charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, at September 30, 2021, offering costs totaling $12,819,165 (consisting of $4,433,193 of underwriting fee, $7,758,087 of deferred underwriting fee and $627,885 of other offering costs) were recognized with $556,203 which was allocated to the public warrants (the “Public Warrants”) and Private Placement Warrants, included in the statement of operations and $12,262,962 was initially included as a reduction to shareholders’ equity.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments will be recorded at fair value as of the Initial Public Offering (May 21, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants and the forward purchase agreement warrants (“FPA Warrants”) (see below and Note 7) are derivative instruments.

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

Forward Purchase Agreement

The Company accounts for the 1,000,000 FPA Warrants in the Units associated with the Forward Purchase Agreement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the FPA Warrants do not meet the criteria for equity treatment and must be recorded as a liability. The Company classifies the FPA Warrant as a liability at fair value and adjusts the FPA Warrants to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the FPA Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the FPA Warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such FPA Warrant classification is also subject to re-evaluation at each reporting period. (see Note 7) Upon recognition of the FPA warrant liability a corresponding reduction was recognized to equity.

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

Net Income Per Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shareholders. Private and public warrants to purchase 12,344,116 Class A ordinary shares at $11.50 per share were issued on May 21, 2021 and May 25, 2021. No warrants were exercised during the three months ended September 30, 2021 or during the period from February 9, 2021 (inception) through September 30, 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the period from February 9, 2021 through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic diluted net income per share
Numerator:
Allocation of net income	$4,812,749	$1,279,338	$4,933,377	$2,216,445
Denominator:
Weighted average shares outstanding	22,165,962	5,750,000	12,561,577	5,707,576
Basic and diluted net income per share, redeemable ordinary share	$0.22	$0.22	$0.39	$0.39

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 — Initial Public Offering

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

The Warrants will become exercisable on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Founder Shares

On February 12, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”). In May 2021, the Sponsor returned to the Company, for no consideration an aggregate of 1,437,500 Class B ordinary shares, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding and held by the initial shareholders. All share and per share amounts have been retroactively restated (see Note 7). With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at July 2, 2021 with 208,509 founder shares forfeited.

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

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed, an affiliate of the Sponsor will provide to members of the management team office space, secretarial and administrative services provided to the members of the management team at no cost.

Note 7 — Recurring Fair Value Measurements

At September 30, 2021, the Company’s Warrant liability and FPA warrants were valued at $9,258,086 and $750,000, respectively. Under the guidance in ASC 815-40 the Warrants and the FPA warrants do not meet the criteria for equity classification. As such, the Warrants and the FPA warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

On July 9, 2021, the Company’s Public Warrants began trading separately from the Units on the Nasdaq Capital Market (“NASDAQ”). Consequently, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

The Company determined the Private Placement Warrants and the FPA Warrants were economically equivalent to the Public Warrants. As the valuation is determined using quoted prices for similar instruments, the Private Placement Warrants and the FPA Warrants are classified within Level 2 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s liabilities that were accounted for at fair value on a recurring basis at September 30, 2021:

	Level 1	Level 2	Level 3
U.S. Money Market held in Trust Account	$221,662,945	—	—
Public Warrants	$5,541,490	$—	$—
Private Warrants	$—	$3,716,596	$—
Forward Purchase Agreement warrants	$—	$750,000	$—

Measurement

The Company established the initial fair value for the Warrants and the FPA warrants on May 21, 2021, the date of the consummation of the Company’s Initial Public Offering and used a Monte Carlo simulation model to value the Warrants and the FPA warrants.

At September 30, 2021, the Company used the closing market price for the Public Warrants to value the Public Warrants and determined the fair value of the Private Placement Warrants and FPA warrants.

The key inputs into the Monte Carlo simulation models were as follows at May 21, 2021:

Input	May 21, 2021 (Initial Measurement)
Risk-free interest rate	1.04%
Expected term (years)	5.00
Expected volatility	26.0%
Exercise price	$11.50
Probability of business combination	80%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants and FPA classified as Level 3:

Fair value at February 9, 2021	$—
Initial fair value at May 21, 2021	15,663,334
Initial fair value of warrants issued on May 25, 2021	1,283,692
Change in fair value	(6,938,942)
Public Warrants reclassified to Level 1(1)	(5,541,490)
FPA Warrants reclassified to Level 2(1)	(750,000)
Private Placement Warrants reclassified to Level 2(1)	(3,716,596)
Fair Value at September 30, 2021	$—

(1)	Assumes the Public Warrants were reclassified on September 30, 2021.

 Other than the Private Placement Warrants and the FPA warrants transferring from Level 3 to Level 2 and the Public Warrants transferring from Level 3 to Level 1, there were no other transfers between Levels 1, 2 or 3 during the three months and the period from February 9, 2021 (inception) to September 30, 2021.

Note 8 — Commitments and Contingencies

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

The underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $4,433,193. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering or $7,758,087, upon the completion of the Company’s initial Business Combination.

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

Note 9 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A Ordinary Shares issued and outstanding (excluding 22,165,962 shares subject to redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. In May 2021, the Sponsor returned to the Company, for no consideration an aggregate of 1,437,500 Class B ordinary shares, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding and held by our initial shareholders. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. All share and per share amounts have been retroactively restated. With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at July 2, 2021 with 208,509 founder shares forfeited.

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

Note 10 — Subsequent Events

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of $6,092,087, which consisted of $182,502 in formation and operating costs, offset by $2,582 in interest earned on marketable securities held in the trust account (the “Trust Account”), gain in change in fair value of warrant liabilities of $5,801,737, and a gain in change in fair value of the forward purchase warrants (the “FPA Warrants”) of $470,000.

For the period from February 9, 2021 (inception) through September 30, 2021, we had net income of $7,149,822, which consisted of $375,997 in formation and operating costs, offset by $3,325 in interest earned on marketable securities held in the Trust Account, other income of $1,139,755 relating to fair value exceeding the amount paid for warrants, offering expenses related to warrant issuance of $556,203, gain in change in fair value of warrant liabilities of $6,418,942, and a gain in change in fair value of the FPA Warrants of $50,000.

Liquidity and Capital Resources

On May 21, 2021, the Company consummated its Initial Public Offering and the sale of the Private Placement Warrants, and the underwriters partially exercised their over-allotment option (the “Over-Allotment Option”) on May

25, 2021. Of the net proceeds from the Initial Public Offering, exercise of the Over-Allotment Option, and associated sales of the Private Placement Warrants, at September 30, 2021, $221,662,945 was held in the Trust Account and $1,331,219 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of September 30, 2021, the Company had working capital of $759,487. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and loans from our Sponsor under the promissory note. The promissory note was converted on May 21, 2021.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of September 30, 2021, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. During the period from inception through September 30, 2021, we did not identify any critical accounting policies.

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

Net Income Per Ordinary Share

We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares. Private warrants and public warrants to purchase 12,344,116 Class A ordinary shares at $11.50 per share were issued on May 21, 2021 and May 25, 2021. No warrants were exercised during the three or during the period from February 9, 2021 (inception) through September 30, 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021, due solely to the material weakness in our internal control over financial reporting for complex financial instruments identified as a result of the SEC Consultations. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles and included a restatement footnote in this Quarterly Report on Form 10-Q to reflect the restatement of the earnings per share calculations included in our previously issued unaudited condensed financial statements. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Solely in connection with the SEC Consultations, management identified a material weakness in internal controls and included a restatement footnote in this Quarterly Report on Form 10-Q to reflect the restatement of the earnings per share calculations included in our previously issued unaudited condensed financial statements.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

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

We have identified a material weakness in our internal control over financial reporting and this material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the SEC Consultations, we have restated our earnings per share calculation to allocate income and losses shared pro rata between our Class A Ordinary Shares and Class B ordinary shares. This presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both Class A Ordinary Shares and Class B ordinary shares share pro rata in the income and losses of the Company upon an Initial Business Combination.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Solely as a result of the SEC Consultations, management, including our Chief Executive Officer and Chief Financial Officer, and pursuant to discussions with the Audit Committee and our third-party professionals, concluded that there was a material weakness in internal control over financial reporting as of September 30, 2021 and included a restatement footnote in this Quarterly Report on Form 10-Q to reflect the restatement of the earnings per share calculations included in our previously issued unaudited condensed financial statements.

We have restated our earnings per share calculations but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

SKYDECK ACQUISITION CORP.

Date: November 15, 2021		/s/ Martin J. Mannion
	Name:	Martin J. Mannion
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021		/s/ Christopher Satti
	Name:	Christopher Satti
	Title:	Chief Financial Officer (Principal Financial Officer)