Form 10-Q
period 2022-03-31
SKYDECK ACQUISITION CORP.
filed 2022-05-16
CIK 1847152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended  March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-40422

SKYDECK ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1583722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Dyer Street, 2nd Floor, Providence, Rhode Island	02903
(Address of principal executive offices)	(Zip Code)

(401) 854-4567

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant to acquire one Class A ordinary share	SKYAU	The Nasdaq Stock Market LLC
Class A ordinary shares	SKYA	The Nasdaq Stock Market LLC
Redeemable warrants to acquire one Class A ordinary share	SKYAW	The Nasdaq Stock Market LLC

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

As of May 16, 2022, there were 22,165,962 Class A ordinary shares, $0.0001 par value and 5,541,491 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SKYDECK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	3
Condensed Statements of Operations for the three months ended March 31, 2022 (Unaudited) and for the period from February 9, 2021 (Inception) through March 31, 2021 (Unaudited)	4
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 (Unaudited) and for the period from February 9, 2021 (Inception) through March 31, 2021 (Unaudited)	5
Condensed Statements of Cash Flows for the three months ended March 31, 2022 (Unaudited) and for the period from February 9, 2021 (Inception) through March 31, 2021 (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Part III. Signatures	29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYDECK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,126,103	$1,290,143
Prepaid expenses	475,788	438,968
Total current assets	1,601,891	1,729,111
Long-term prepaid expenses	55,498	157,432
Investments held in Trust Account	221,670,387	221,667,291
Total assets	$223,327,776	$223,553,834

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$315,913	$383,282
Total current liabilities	315,913	383,282
Warrant liabilities	4,320,440	10,122,176
Forward Purchase Agreement liability	350,000	820,000
Deferred underwriters' discount	7,758,087	7,758,087
Total liabilities	12,744,440	19,083,545

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,165,962 shares at redemption value of $10.00	221,659,620	221,659,620
Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding 22,165,962 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,541,491 shares issued and outstanding	554	554
Additional paid-in capital	24,446	24,446
Accumulated deficit	(11,101,284)	(17,214,331)
Total shareholders' deficit	(11,076,284)	(17,189,331)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$223,327,776	$223,553,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 9, 2021 (inception) through March 31, 2021
Formation and operating costs	$161,785	$12,588
Loss from operations	$(161,785)	$(12,588)

Other Income
Change in fair value of warrant liabilities	5,801,736	—
Change in fair value of Forward Purchase Agreement	470,000	—
Trust interest income	3,096	—
Total other income	6,274,832	—
Net income (loss)	$6,113,047	$(12,588)

Weighted average shares outstanding - Class A ordinary shares subject to possible redemption	22,165,952	—
Basic and diluted net income per ordinary share – Class A ordinary shares subject to possible redemption	$0.22	$—
Weighted average shares outstanding - Class B ordinary shares	5,541,491	5,541,491
Basic and diluted net income (loss) per ordinary share – Class B ordinary shares	$0.22	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class B Ordinary Shares		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2021	5,750,000	$554	$24,446	$(17,214,331)	$(17,189,331)
Net income	—	—	—	6,113,047	6,113,047
Balance as of March 31, 2022	—	$554	$—	$(11,101,284)	$(11,076,284)

	Class B Ordinary Shares		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	5,541,491	554	24,446	—	25,000
Net loss	—	—	—	(12,588)	(12,588)
Balance as of March 31, 2021	5,541,491	$554	$24,446	$(12,588)	$12,412

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 9, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$6,113,047	$(12,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(5,801,736)	—
Change in fair value of Forward Purchase Agreement	(470,000)	—
Interest earned on cash and marketable securities held in Trust Account	(3,096)	—
Changes in assets and liabilities:
Prepaid expenses	(36,820)	—
Long-term prepaid expenses	101,934	—
Accrued offering costs and expenses	(67,369)	12,588
Net cash used in operating activities	$(164,040)	$—

Net change in cash	$(164,040)	$—
Cash, beginning of the period	1,290,143	—
Cash, end of the period	$1,126,103	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$12,412
Deferred offering costs paid by Sponsor under the promissory note	$—	$74,991
Deferred offering costs included in accrued offerings costs and expenses	$—	$268,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Skydeck Management LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on May 18, 2021 (the “Effective Date”). On May 21, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is discussed in Note 2.

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

The underwriters had a 45-day option from the date of the Company’s final prospectus for the Initial Public Offering (May 18, 2021) to purchase up to an additional 3,000,000 Units to cover over-allotments. As described above, the underwriters closed their partial exercise of the Over-Allotment Option on May 25, 2021 to purchase 2,165,962 Units. The option to purchase the remaining 834,038 Units expired unexercised on July 2, 2021. Following the partial exercise of the Over-Allotment Option, there were 22,165,962 Units outstanding. Additionally, 208,509 founder shares were forfeited to the Company for no consideration.

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 4,666,667 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 288,795 Private Placement Warrants to its Sponsor, generating gross proceeds to the Company of $433,193 and resulting in 4,955,462 outstanding Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or their respective permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) are entitled to registration rights.

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

The Company will have 24 months from the closing of the Initial Public Offering to consummate the initial Business Combination, which period lasts until May 21, 2023. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $1,126,103 of cash and working capital of $1,285,978. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from the Sponsor under the promissory note. At March 31, 2022 and December 31, 2021,  there were no outstanding balances under the promissory note.

On May 21, 2021, the Company consummated its Initial Public Offering (see Note 3) and private placement (see Note 4), and on May 25, 2021, the underwriters closed their partial exercise of the Over-Allotment Option. Of the net proceeds from the Initial Public Offering, exercise of the over-allotment option, and associated private placements, $221,659,620 of cash was placed in the Trust Account and $2,116,565 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company’s initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 21, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 21, 2023.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with Initial Public Offering

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs were charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, at March 31, 2022, and December 31, 2021, offering costs totalling $12,819,165 (consisting of $4,433,193 of underwriting fees, $7,758,087 of deferred underwriting fees and $627,885 of other offering costs) were recognized with $556,203 which was allocated to the Public Warrants and Private Placement Warrants, included in the statement of operations and $12,262,962 was initially included as a reduction to shareholders’ equity.

Investments Held in Trust Account

Investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments will be recorded at fair value as of the Initial Public Offering and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and the forward purchase agreement warrants (the “FPA Warrants” and, collectively with the Public Warrants and the Private Placement Warrants, the “Warrants”) (see below and Note 6) are derivative instruments.

Public Warrant and Private Placement Warrant Liability

The Company has accounted for the 12,344,116 total Public Warrants and Private Placement Warrants (comprised of the 7,388,654 Public Warrants and the 4,955,462 Private Placement Warrants) in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability.

The Company established the initial fair value for the Public Warrants and the Private Placement Warrants on May 21, 2021, the date of the consummation of the Initial Public Offering, and used a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. At March 31, 2022 and December 31, 2021, the Company used the closing market price for the Public Warrants to value the Public Warrants and determined the fair value of the Private Placement Warrants.

The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Forward Purchase Agreement Warrant Liability

The Company accounts for the 1,000,000 FPA Warrants in the Units associated with the forward purchase agreement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the FPA Warrants do not meet the criteria for equity treatment and must be recorded as a liability. We classify the FPA Warrants as a liability at fair value and adjust the FPA Warrants to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the FPA Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

The Company established the initial fair value for the FPA Warrants on May 21, 2021, the date of the consummation of the Initial Public Offering, and used a Monte Carlo simulation model to value the FPA Warrants. At March 31, 2022 and December 31, 2021, the Company used the closing market price for the Public Warrants to determined the fair value of the FPA Warrants.

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

Net Income (Loss) Per Share

The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shareholders. Private Placement Warrants and Public Warrants to purchase an aggregate of 12,344,116 Class A Ordinary Shares at $11.50 per share were issued on May 21, 2021 and May 25, 2021. No Public Warrants or Private Placement Warrants were exercised during the three months ended March 31, 2022 and period from February 9, 2021 (inception) to March 31, 2021. The calculation of diluted income per ordinary share does not consider the effect of (i) the Public Warrants issued in connection with the Initial Public Offering or the exercise of the over-allotment and (ii) the Private Placement Warrants, since the exercise of the Public Warrants and the Private Placement Warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Remeasurement associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended
	March 31, 2022
	Class A	Class B
Basic diluted net income per share
Numerator:
Allocation of net income	$4,890,438	$1,222,609
Denominator:
Weighted average shares outstanding	22,165,962	5,541,491
Basic and diluted net income per share, redeemable ordinary share	$0.22	$0.22

	For the period from February 9, 2021 (inception) to
	March 31, 2021
	Class A	Class B
Basic diluted net loss per share
Numerator:
Allocation of net loss	$—	$(12,588)
Denominator:
Weighted average shares outstanding	—	5,541,491
Basic and diluted net income per share, redeemable ordinary share	$—	$(0.00)

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

 As of March 31, 2022 and December 31, 2021, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$221,659,620
Less:
Class A Ordinary Shares issuance costs	(12,262,962)
Proceeds allocated to Public Warrants	(9,383,590)
Plus:
Remeasurement of carrying value to redemption value	21,646,552
Class A Ordinary Shares subject to possible redemption	$221,659,620

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

Units

On May 21, 2021, Company consummated its Initial Public Offering of 20,000,000 Units. Each Unit consists of one Class A Ordinary Share of the Company, par value $0.0001 per share, and one-third of one redeemable Public Warrant of the Company, each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000. The Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

On May 25, 2021, the Company announced the closing of its sale of an additional 2,165,962 Units pursuant to the partial exercise by the underwriters of their Over-Allotment Option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $21,659,620. Following the closing of the Over-Allotment Option, an aggregate amount of $221,659,620 has been placed in the Trust Account established in connection with the Initial Public Offering.

The underwriters had a 45-day option from the date of the Company’s prospectus for the Initial Public Offering (May 18, 2021) to purchase up to an additional 3,000,000 Units to cover over-allotments. As described above, the underwriters closed the partial exercise of the Over-Allotment Option on May 25, 2021 to purchase 2,165,962 Units. The option to purchase the remaining 834,038 Units expired unexercised on July 2, 2021. Following the partial exercise of the Over-Allotment Option, there were 22,165,962 Units outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A Ordinary Shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the Warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

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

Private Placement Warrants and FPA Warrants

See Note 4 - Private Placement and Note 7 - Commitments and Contingencies - Forward Purchase Agreement concerning certain terms of the Private Placement Warrants and FPA Warrants that differ from the terms of the Public Warrants.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 288,795 Private Placement Warrants to the Sponsor, generating gross proceeds to the Company of $433,193 and resulting in 4,955,462 outstanding Private Placement Warrants.

The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Initial Public Offering.

Note 5 — Related Party Transactions

Founder Shares

On February 12, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”). In May 2021, the Sponsor returned to the Company, for no consideration an aggregate of 1,437,500 Class B ordinary shares, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding and held by the initial shareholders. All share and per share amounts have been retroactively restated (see Note 6). With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at July 2, 2021 and 208,509 founder shares were forfeited.

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

Promissory Note—Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2021 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of March 31, 2022 and December 31, 2021, there were no remaining amounts outstanding. After the close of the Initial Public Offering, funds are no longer available under this note.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Since the date that the Company’s securities were first listed, an affiliate of the Sponsor has provided members of the management team office space, secretarial and administrative services at no cost.

Note 6 — Recurring Fair Value Measurements

At March 31, 2022 and December 31, 2021, the Company’s Public Warrant and Private Placement Warrant liability was valued at $4,320,440 and $10,122,176, respectively and FPA Warrants were valued at $350,000 and $820,000, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity classification. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Level 1	Level 2	Level 3
U.S. Money Market held in Trust Account	$221,670,387	$221,670,387	$—	$—
Public Warrant Liability	$2,586,028	$2,586,028	$—	$—
Private Warrant Liability	$1,734,412	$—	$1,734,412	$—
Forward Purchase Agreement Liability	$350,000	$—	$350,000	$—

	December 31, 2021	Level 1	Level 2	Level 3
U.S. Money Market held in Trust Account	$221,667,291	$221,667,291	$—	$—
Public Warrant Liability	$6,058,696	$6,058,696	$—	$—
Private Warrant Liability	$4,063,479	$—	$4,063,479	$—
Forward Purchase Agreement Liability	$820,000	$—	$820,000	$—

Measurement

The Company established the initial fair value for the Warrants on May 21, 2021, the date of the consummation of the Company’s Initial Public Offering and used a Monte Carlo simulation model to value the Warrants.

At March 31, 2022 and December 31, 2021, the Company used the closing market price for the Public Warrants to value the Public Warrants and determined the fair value of the Private Placement Warrants and FPA warrants.

The key inputs into the Monte Carlo simulation models were as follows at March 31, 2022 and December 31, 2021:

Input	March 31, 2022 and December 31, 2021
Risk-free interest rate	1.04%
Expected term (years)	5.00
Expected volatility	26.0%
Exercise price	$11.50
Probability of business combination	80%

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On May 25, 2021, the underwriters closed their partial exercise of the option to purchase 2,165,962 additional Units of the over-allotment for total proceeds of $21,659,620. Additionally, the Sponsor purchased 288,795 Private Placement Warrants for $433,193. The underwriters’ Over-Allotment Option expired on July 2, 2021.

The underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $4,433,193. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $7,758,087, upon the completion of the Company’s initial Business Combination.

Forward Purchase Agreement

The Sponsor, which has received personal commitments from certain founders, has entered into a forward purchase agreement with the Company pursuant to which the Sponsor has agreed to subscribe for an aggregate of 3,000,000 forward purchase units, consisting of one Class A Ordinary Share, or a forward purchase share, and one-third of one Warrant to purchase one Class A Ordinary Share, or an FPA Warrant, for $10.00 per unit, or an aggregate purchase price of $30 million in a private placement to close substantially concurrently with the closing of the initial Business Combination. The obligations under the forward purchase agreement will not depend on whether any Class A Ordinary Shares are redeemed by the public shareholders after the Initial Public Offering. The forward purchase shares and FPA Warrants will be identical to the Class A Ordinary Shares and Public Warrants, respectively, included in the Units sold in the Initial Public Offering, except that they will be subject to certain registration rights.

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A Ordinary Shares issued and outstanding (excluding 22,165,962 shares subject to redemption).

Note 9 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At May 21, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding with an aggregate of up to 750,000 shares subject to forfeiture to the Company for no consideration to the extent that the underwriters’ Over-Allotment Option was not exercised in full or in part, so that the initial shareholders collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at March 31, 2022 and December 31, 2021, with 208,509 founder shares forfeited.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report to “we,” “us” or the “company” refer to Skydeck Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Skydeck Management, LLC, a Delaware limited liability company. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on February 9, 2021, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other business combination with one or more businesses (the “business combination”). We intend to effectuate our business combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants (the “private placement warrants”), our shares, debt or a combination of cash, shares and debt.

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $6,113,047, which consisted of a gain from the change in fair value of liabilities related to public warrants and private placement warrants of $5,801,736, a gain from the change in fair value of the forward purchase warrants of $470,000, $3,096 in interest earned on marketable securities held in the trust account partially offset by $161,785 in operating costs.

For the three months ended March 31, 2021, we had net loss of $12,588, which consisted of $12,588 in formation and operating costs.

Liquidity, Capital Resources and Going Concern

On May 21, 2021, we consummated our Initial Public Offering and the sale of the private placement warrants, and the underwriters closed their partial exercise of their over-allotment option on May 25, 2021. Of the net proceeds from the Initial Public Offering, exercise of the underwriters’ over-allotment option, and associated sales of the private placement warrants, at March 31, 2022, $221,670,387 was held in the trust account and $1,126,103 of cash was held outside of the trust account and is available for the company’s working capital purposes. As of March 31, 2022, we had working capital of $1,285,978.

Our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the company funds as may be required. If we complete a business combination, we may repay the working capital loans out of the proceeds of the trust account released to the company. Otherwise, the working capital loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the company may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant. As of March 31, 2022 and December 31, 2021, no working capital loans were outstanding.

Based on the foregoing, we believe that we will have sufficient working capital to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 21, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after May 21, 2023.

Off-Balance Sheet Financing Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Registration and Shareholder Rights Agreement

Pursuant to a registration and shareholder rights agreement entered into on May 18, 2021, the holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of the working capital loans) are be entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a business combination. However, the registration and shareholder rights agreement provide that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration and shareholder rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. During the three months ended March 31, 2022, we did not identify any critical accounting policies.

We have identified the following critical accounting policies with respect to our securities issued in the Initial Public Offering.

Public Warrant and Private Placement Warrant Liability

The company has accounted for the 12,344,116 warrants (comprised of the 7,388,654 public warrants and the 4,955,462 private placement warrants) in accordance with the guidance contained in FASB Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability.

We established the initial fair value for the warrants on May 21, 2021, the date of the consummation of our initial public offering, and used a Monte Carlo simulation model to value the warrants. At March 31, 2022, we used the closing market price for the public warrants to value the public warrants and determined the fair value of the private placement warrants.

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

We established the initial fair value for the forward purchase warrants on May 21, 2021, the date of the consummation of our Initial Public Offering, and used a Monte Carlo simulation model to value the forward purchase warrants. At March 31, 2022, we used the closing market price for the public warrants to value the public warrants and determined the fair value of the forward purchase warrants.

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

Net Income Per Ordinary Share

We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares. Private warrants and public warrants to purchase 12,344,116 Class A ordinary shares at $11.50 per share were issued on May 21, 2021 and May 25, 2021. No warrants were exercised during the three months ended March 31, 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the underwriters’ over-allotment option, and (iii) private placement, because the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current accounting principles generally accepted in the United States of America. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The company has complied with ASU 2020-06 since its inception on February 9, 2021. Adoption of ASU 2020-06 did not impact the company’s financial position, results of operations or cash flows.

The company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iv) hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors described in our Form 10-K filed with the SEC on March 31, 2022. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in markets around the world.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a

Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On May 21, 2021, we consummated our Initial Public Offering of 22,165,962 units, inclusive of 2,165,962 units sold to the underwriters upon the underwriters’ election on May 21, 2021 to partially exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $221,659,620. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as book-running managers of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on pursuant to a Registration Statement on Form S-1 (No. 333-254347) (the “Registration Statement”). The Registration Statement became effective on May 18, 2021.

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

The private placement warrants are identical to the public warrants underlying the units sold in the Initial Public Offering, except that the private placement warrants are not transferable, assignable or saleable until 30 days after the completion of a business combination, subject to certain limited exceptions.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SKYDECK ACQUISITION CORP.

Date: May 16, 2022		/s/ Martin J. Mannion
	Name:	Martin J. Mannion
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022		/s/ Christopher Satti
	Name:	Christopher Satti
	Title:	Chief Financial Officer (Principal Financial Officer)