Form 10-Q
period 2022-09-30
SKYDECK ACQUISITION CORP.
filed 2022-11-14
CIK 1847152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2022

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

As of November 11, 2022, there were 22,165,962 Class A ordinary shares, $0.0001 par value and 5,541,491 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SKYDECK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
Condensed Statements of Operations for the three months and nine months ended September 30, 2022 (Unaudited) and for the three months and the period from February 9, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 (Unaudited) and for the three months and the period from February 9, 2021 (Inception) through September 30, 2021 (Unaudited)	5
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (Unaudited) and for the period from February 9, 2021 (Inception) through September 30, 2021 (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYDECK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$919,922	$1,290,143
Prepaid expenses	320,064	438,968
Total current assets	1,239,986	1,729,111
Long-term prepaid expenses	—	157,432
Investments held in Trust Account	222,579,343	221,667,291
Total assets	$223,819,329	$223,553,834

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$378,604	$383,282
Total current liabilities	378,604	383,282
Warrant liabilities	1,481,293	10,122,176
Forward Purchase Agreement liability	120,000	820,000
Deferred underwriters' discount	7,758,087	7,758,087
Total liabilities	9,737,984	19,083,545

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,165,962 shares at redemption value	222,579,343	221,659,620
Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding 22,165,962 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,541,491 shares issued and outstanding	554	554
Additional paid-in capital	24,446	24,446
Accumulated deficit	(8,522,998)	(17,214,331)
Total shareholders' deficit	(8,497,998)	(17,189,331)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$223,819,329	$223,553,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30, 2022	For the period from February 9, 2021 (inception) through September 30, 2021
	2022	2021
Formation and operating costs	$189,154	$182,502	$641,879	$375,997
Loss from operations	$(189,154)	$(182,502)	$(641,879)	$(375,997)

Other Income (expense):
Change in fair value of warrant liabilities	740,648	5,801,737	8,640,883	6,418,942
Offering expenses related to warrant issuance	—	—	—	(556,203)
Other income relating to fair value exceeding amount received for warrants	—	—	—	1,139,755
Change in fair value of Forward Purchase Agreement	60,000	470,000	700,000	520,000
Trust interest income	743,774	2,852	912,052	3,325
Total other income, net	1,544,422	6,274,589	10,252,935	7,525,819
Net income	$1,355,268	$6,092,087	$9,611,056	$7,149,822

Weighted average shares outstanding - Class A ordinary shares subject to possible redemption	22,165,962	22,165,962	22,165,962	12,561,577
Basic and diluted net income per ordinary share – Class A ordinary shares subject to possible redemption	$0.05	$0.22	$0.35	$0.39
Weighted average shares outstanding - Class B ordinary shares	5,541,491	5,750,000	5,541,491	5,707,576
Basic and diluted net income per ordinary share – Class B ordinary shares	$0.05	$0.22	$0.35	$0.39

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class B Ordinary Shares		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2021	5,750,000	$554	$24,446	$(17,214,331)	$(17,189,331)
Net income	—	—	—	6,113,047	6,113,047
Balance as of March 31, 2022	5,750,000	$554	$24,446	$(11,101,284)	$(11,076,284)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(175,949)	(175,949)
Net income	—	—	—	2,142,741	2,142,741
Balance as of June 30, 2022	5,750,000	554	24,446	(9,134,492)	(9,109,492)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(743,774)	(743,774)
Net income	—	—	—	1,355,268	1,355,268
Balance as of September 30, 2022	5,750,000	$554	$24,446	$(8,522,998)	$(8,497,998)

	Class B Ordinary Shares		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	5,541,491	554	24,446	—	25,000
Net loss	—	—	—	(12,588)	(12,588)
Balance as of March 31, 2021	5,541,491	554	24,446	(12,588)	12,412
Class B ordinary shares issued to Sponsor	208,509	21	(21)	—	—
Initial classification of Forward Purchase Agreement liability	—	—	(1,270,000)	—	(1,270,000)
Net income	—	—	—	1,070,323	1,070,323
Accretion of Class A ordinary shares subject to redemption	—	—	1,270,000	(22,916,552)	(21,646,552)
Balance as of June 30, 2021	5,750,000	575	24,425	(21,858,817)	(21,833,817)
Net income	—	—	—	6,092,087	6,092,087
Balance as of September 30, 2021	5,750,000	$575	$24,425	$(15,766,730)	$(15,741,730)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYDECK ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2022	For the period from February 9, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$9,611,056	$7,149,822
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(8,640,883)	(6,418,942)
Offering costs allocated to warrants	—	556,203
Other income relating to fair value exceeding amount paid for warrants	—	(1,139,755)
Change in fair value of Forward Purchase Agreement	(700,000)	(520,000)
Interest earned on cash and marketable securities held in Trust Account	(912,052)	(3,325)
Changes in assets and liabilities:
Prepaid expenses	118,904	(705,777)
Long-term prepaid expenses	157,432	—
Accrued offering costs and expenses	(4,678)	15,878
Net cash used in operating activities	$(370,221)	$(1,065,896)

Cash flows from investing activities:
Principial deposited in Trust Account	$—	$(221,659,620)
Net cash used in investing activities	$—	$(221,659,620)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to initial shareholders	$—	$25,000
Proceeds from initial public offering, net of costs	—	217,226,427
Proceeds from private placement	—	7,433,193
Payment of deferred offering costs	—	(627,885)
Net cash provided by financing activities	$—	$224,056,735

Net change in cash	$(370,221)	$1,331,219
Cash, beginning of the period	1,290,143	—
Cash, end of the period	$919,922	$1,331,219

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to redemption	$919,723	$—
Initial value of common stock subject to possible redemption	$—	$221,659,620
Initial classification of Forward Purchase Agreement	$—	$1,270,000
Deferred underwriters' discount changed to additional paid-in capital	$—	$7,758,087
Initial classification of warrant liability	$—	$15,677,028

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $919,922 of cash and working capital of $861,382. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from the Sponsor under the promissory note. At September 30, 2022 and December 31, 2021, there were no outstanding balances under the promissory note.

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

The Company’s initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Offering Costs Associated with Initial Public Offering

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs were charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, at September 30, 2022, and December 31, 2021, offering costs totaling $12,819,165 (consisting of $4,433,193 of underwriting fees, $7,758,087 of deferred underwriting fees and $627,885 of other offering costs) were recognized with $556,203 which was allocated to the Public Warrants and Private Placement Warrants, included in the statement of operations and $12,262,962 was initially included as a reduction to shareholders’ equity.

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

The Company established the initial fair value for the Public Warrants and the Private Placement Warrants on May 21, 2021, the date of the consummation of the Initial Public Offering, and used a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. At September 30, 2022 and December 31, 2021, the Company used the closing market price for the Public Warrants to value the Public Warrants and determined the fair value of the Private Placement Warrants.

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

The Company established the initial fair value for the FPA Warrants on May 21, 2021, the date of the consummation of the Initial Public Offering, and used a Monte Carlo simulation model to value the FPA Warrants. At September 30, 2022 and December 31, 2021, the Company used the closing market price for the Public Warrants to determined the fair value of the FPA Warrants.

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

Net Income Per Share

The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shareholders. Private Placement Warrants and Public Warrants to purchase an aggregate of 12,344,116 Class A Ordinary Shares at $11.50 per share were issued on May 21, 2021 and May 25, 2021. No Public Warrants or Private Placement Warrants were exercised during the nince months ended September 30, 2022 and period from February 9, 2021 (inception) to September 30, 2021. The calculation of diluted income per ordinary share does not consider the effect of (i) the Public Warrants issued in connection with the Initial Public Offering or the exercise of the over-allotment and (ii) the Private Placement Warrants, since the exercise of the Public Warrants and the Private Placement Warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Remeasurement associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended September 30,				For the Nine Months Ended		For the period from February 9, 2021 (inception)
	2022		2021		September 30, 2022		through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, adjusted for	$1,084,214	$271,054	$4,812,749	$1,279,338	$7,688,845	$1,922,211	$4,933,377	$2,216,445
Denominator:
Basic and diluted weighted average shares outstanding	22,165,962	5,541,491	22,165,962	5,750,000	22,165,962	5,541,491	12,561,577	5,707,576
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.22	$0.22	$0.35	$0.35	$0.39	$0.39

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

As of September 30, 2022 and December 31, 2021, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$221,659,620
Less:
Class A Ordinary Shares issuance costs	(12,262,962)
Proceeds allocated to Public Warrants	(9,383,590)
Plus:
Remeasurement of carrying value to redemption value	21,646,552
Class A Ordinary Shares subject to possible redemption, December 31, 2021	$221,659,620
Plus:
Remeasurement of carrying value to redemption value	919,723
Class A Ordinary Shares subject to possible redemption, September 30, 2022	$222,579,343

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

Promissory Note—Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2021 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of September 30, 2022 and December 31, 2021, there were no remaining amounts outstanding. After the close of the Initial Public Offering, funds are no longer available under this note.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Since the date that the Company’s securities were first listed, an affiliate of the Sponsor has provided members of the management team office space, secretarial and administrative services at no cost.

Note 6 — Recurring Fair Value Measurements

At September 30, 2022 and December 31, 2021, the Company’s Public Warrant and Private Placement Warrant liability was valued at $1,481,293 and $10,122,176, respectively and FPA Warrants were valued at $120,000 and $820,000, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity classification. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The following table presents fair value information as of September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Level 1	Level 2	Level 3
U.S. Money Market held in Trust Account	$222,579,343	$222,579,343	$—	$—
Public Warrant Liability	$886,638	$886,638	$—	$—
Private Warrant Liability	$594,655	$—	$594,655	$—
Forward Purchase Agreement Liability	$120,000	$—	$120,000	$—

	December 31, 2021	Level 1	Level 2	Level 3
U.S. Money Market held in Trust Account	$221,667,291	$221,667,291	$—	$—
Public Warrant Liability	$6,058,696	$6,058,696	$—	$—
Private Warrant Liability	$4,063,479	$—	$4,063,479	$—
Forward Purchase Agreement Liability	$820,000	$—	$820,000	$—

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A Ordinary Shares issued and outstanding (excluding 22,165,962 shares subject to redemption).

Note 9 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At May 21, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding with an aggregate of up to 750,000 shares subject to forfeiture to the Company for no consideration to the extent that the underwriters’ Over-Allotment Option was not exercised in full or in part, so that the initial shareholders collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at September 30, 2022 and December 31, 2021, with 208,509 founder shares forfeited.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we had net income of $1,355,268, which consisted of a gain from the change in fair value of liabilities related to public warrants and private placement warrants of $740,648, a gain from the change in fair value of the forward purchase warrants of $60,000, $743,774 in interest earned on marketable securities held in the trust account partially offset by $189,154 in operating costs.

For the nine months ended September 30, 2022, we had net income of $9,611,056, which consisted of a gain from the change in fair value of liabilities related to public warrants and private placement warrants of $8,640,883, a gain from the change in fair value of the forward purchase warrants of $700,000, $912,052 in interest earned on marketable securities held in the trust account partially offset by $641,879 in operating costs.

For the three months ended September 30, 2021, we had net income of $6,092,087, which consisted of $182,502 in formation and operating costs, offset by $2,582 in interest earned on marketable securities held in the trust account, gain in change in fair value of warrant liabilities of $5,801,737, and a gain in change in fair value of the forward purchase warrants of $470,000.

For the period from February 9, 2021 (inception) through September 30, 2021, we had net income of $7,149,822, which consisted of $375,997 in formation and operating costs, offset by $3,325 in interest earned on marketable securities held in the Trust Account, other income of $1,139,755 relating to fair value exceeding the amount paid for warrants, offering expenses related to warrant issuance of $556,203, gain in change in fair value of warrant liabilities of $6,418,942, and a gain in change in fair value of the forward purchase warrants of $520,000.

Liquidity, Capital Resources and Going Concern

On May 21, 2021, we consummated our Initial Public Offering and the sale of the private placement warrants, and the underwriters closed their partial exercise of their over-allotment option on May 25, 2021. Of the net proceeds from the Initial Public Offering, exercise of the underwriters’ over-allotment option, and associated sales of the private placement warrants, at September 30, 2022, $222,579,343 was held in the trust account and $919,922 of cash was held outside of the trust account and is available for the company’s working capital purposes. As of September 30, 2022, we had working capital of $861,382.

Our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the company funds as may be required. If we complete a business combination, we may repay the working capital loans out of the proceeds of the trust account released to the company. Otherwise, the working capital loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the company may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant. As of September 30, 2022 and December 31, 2021, no working capital loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. During the three months ended September 30, 2022, we did not identify any critical accounting policies.

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

We established the initial fair value for the warrants on May 21, 2021, the date of the consummation of our initial public offering, and used a Monte Carlo simulation model to value the warrants. At September 30, 2022, we used the closing market price for the public warrants to value the public warrants and determined the fair value of the private placement warrants.

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

We established the initial fair value for the forward purchase warrants on May 21, 2021, the date of the consummation of our Initial Public Offering, and used a Monte Carlo simulation model to value the forward purchase warrants. At September 30, 2022, we used the closing market price for the public warrants to value the public warrants and determined the fair value of the forward purchase warrants.

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

Net Income Per Ordinary Share

We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares. Private warrants and public warrants to purchase 12,344,116 Class A ordinary shares at $11.50 per share were issued on May 21, 2021 and May 25, 2021. No warrants were exercised during the three and nine months ended September 30, 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the underwriters’ over-allotment option, and (iii) private placement, because the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

SKYDECK ACQUISITION CORP.

Date: November 14, 2022		/s/ Martin J. Mannion
	Name:	Martin J. Mannion
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022		/s/ Christopher Satti
	Name:	Christopher Satti
	Title:	Chief Financial Officer (Principal Financial Officer)