Form 10-K
period 2022-12-31
SKYDECK ACQUISITION CORP.
filed 2023-03-30
CIK 1847152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☐    No  ☒

Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than held by persons who may be deemed affiliates of the registrant, was $221,659,620.

As of March 29, 2023, there were 22,165,962 Class A ordinary shares, $0.0001 par value and 5,541,491 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

In addition to our seasoned management team, we have assembled a strong group of strategic independent directors comprised of William D. “BJ” Jenkins, Jr. (former CEO of Barracuda Networks), Janet L. Rollé (Chief Executive Officer and Executive Director at American Ballet Theatre), William J. Teuber, Jr. (former Vice Chairman at EMC Corporation) and Eileen J. Voynick (former CEO of Sparta Systems). These individuals bring together a breadth of operating experience, industry connectivity and proprietary access to leading companies that enhance our value proposition. Our strategic independent directors will be a driving force in our efforts to identify a potential business combination target and effect a business combination, and may invest personal capital in the transaction.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of that year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of that year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

(b)Holders

On December 31, 2022, there was 1 holder of record for our units, 1 holder of record for our Class A ordinary shares, 5 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Annual Report to “we,” “us” or the “company” refer to Skydeck Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Skydeck Management, LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Results of Operations

Our entire activity since inception up to December 31, 2022, relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net income of $12,190,177, which consisted of a gain from the change in fair value of liabilities related to public warrants and private placement warrants of $9,751,852, a gain from the change in fair value of the forward purchase warrants of $790,000, $2,480,824 in interest earned on marketable securities held in the trust account partially offset by $832,499 in operating costs.

For the period from February 9, 2021 (inception) through December 31, 2021, we had net income of $5,702,221, which consisted of a gain from the change in fair value of liabilities related to public warrants and private placement warrants of $5,554,852, a gain from the change in fair value of the forward purchase warrants of $450,000, $7,671 in interest earned on marketable securities held in the trust account, and other income of $1,139,755 relating to fair value exceeding the amount paid for warrants partially offset by $893,854 in formation and operating costs and offering expenses related to warrant issuance of $556,203.

Liquidity and Capital Resources

On May 21, 2021, we consummated our Initial Public Offering and the sale of the private placement warrants, and the underwriters closed their partial exercise of their over-allotment option on May 25, 2021. Of the net proceeds from the Initial Public Offering, exercise of the underwriters’ over-allotment option, and associated sales of the private placement warrants, at December 31, 2022, $224,148,115 was held in the trust account and $888,375 of cash was held outside of the trust account and is available for the company’s working capital purposes. As of December 31, 2022, we had working capital of $670,762.

Our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the company funds as may be required. If we complete a business combination, we may repay the working capital loans out of the proceeds of the trust account released to the company. Otherwise, the working capital loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the company may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant. As of December 31, 2022 and 2021, no working capital loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. During the period ended December 31, 2022, we did not identify any critical accounting policies.

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

We established the initial fair value for the warrants on May 21, 2021, the date of the consummation of our initial public offering, and used a Monte Carlo simulation model to value the warrants. At December 31, 2022, we used the closing market price to value the public warrants and determine the fair value of the private placement warrants.

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

We established the initial fair value for the forward purchase warrants on May 21, 2021, the date of the consummation of our Initial Public Offering, and used a Monte Carlo simulation model to value the forward purchase warrants. At December 31, 2022, we used the closing market price for the public warrants to determine the fair value of the forward purchase warrants.

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

Net Income Per Ordinary Share

We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares. Private warrants and public warrants to purchase 12,344,116 Class A ordinary shares at $11.50 per share were issued on May 21, 2021 and May 25, 2021. No warrants were exercised during the period ended December 31, 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the underwriters’ over-allotment option, and (iii) private placement, because the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

See Note 2 to the financial statements required by Item 1 of this Annual Report.

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

Item 9.Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our c financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately reflect the transactions and dispositions of the assets of our company;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our disclosure controls and procedures were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Position
Paul J. Salem	59	Chairman and Director
Martin J. Mannion	63	Chief Executive Officer and Director
Christopher S. Satti	39	Chief Financial Officer
Fredric A. “Freddy” Flaxman	38	Chief Operating Officer
William D. “BJ” Jenkins, Jr.	57	Independent Director
Janet L. Rollé	61	Independent Director
William J. Teuber, Jr.	71	Independent Director
Eileen J. Voynick	68	Independent Director

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

Mr. Salem currently serves as Chairman of the Board for MGM Resorts International, one of the largest integrated resort and casino operators in the world. MGM is at the forefront of the digital transformation and growth of real-money wagering in the U.S. as both online sports betting and casino become legal in an increasing number of states. This role provides Mr. Salem unique insight into the traditional entertainment aspects of gaming, as well as the secular trend of digital sports gaming that has been accelerated by COVID-19. Mr. Salem previously served as Chairman of the Board of MGM Growth Properties, a real estate investment trust. In addition, Mr. Salem is Chief Executive Officer and Founder of Salem Capital Management, a family office in Providence, Rhode Island focused on private equity and growth equity investments across media, technology, and consumer industries, and serves on the boards of Woods Hole Oceanographic Institution, Dentex Health, Recognition Media. He also previously served on the board of Edesia Global Nutrition.

Martin J. Mannion, Chief Executive Officer and Director: Mr. Mannion serves as our Chief Executive Officer and a director, building on his own illustrious career in investment management. Mr. Mannion is a Senior Advisor and former Managing Director and Chief Investment Officer with Summit Partners, a global growth equity firm. He is also currently Chair of the Board of Managers of Summit Partners, LLC. Mr. Mannion joined Summit Partners in 1985, and he has led investments in and served as a board director of more than 35 companies, including eight public companies. He is currently a director of Rockefeller Capital Management. His prior directorships include ABILITY Network (acquired by Inovalon), AdvaCare (NASDAQ: AVCR, acquired by Medaphis), American Dental Partners (NASDAQ: ADPI, taken private), Bartlett (acquired by Harvest Partners), Clinical Pathology Laboratories (acquired by Sonic Healthcare), Employee Benefit Plans (NASDAQ: EBPI), ImageAmerica (became MedAlliance, NASDAQ: MDAL), Lincare (NASDAQ: LNCR, later acquired by The Linde Group),

Liquidnet, MDVIP (acquired by Leonard Green & Partners), Pharmaco Dynamics Research (merged with Applied Bioscience International Inc., NASDAQ: APBI), Sparta Systems (acquired by Thoma Bravo), Sun Trading CareCentrix, Champion Windows and Up Academy, a charter school management company.

Prior to Summit Partners, Mr. Mannion worked as a Systems Engineer at IBM Corporation. He holds an AB in economics from Princeton University and an MBA from Harvard Business School.

Mr. Mannion currently serves as Chair-elect of Berklee College of Music and sits on the board of Regis High School in NYC. He has previously served on the boards of Big Brothers Big Sisters of Massachusetts Bay, Children’s Hospital Trust of Boston, Harvard Business School Board of Dean’s Advisors, and The Park School in Brookline, Massachusetts.

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

William D. “BJ” Jenkins, Jr., Independent Director: Mr. Jenkins is a seasoned software executive. He is currently President of Palo Alto Networks (NASDAQ: PANW), a global leader in cybersecurity software. Formerly, he was the President and Chief Executive Officer of Barracuda Networks from November 2012 until July 2021 and currently serves on the board of directors.  From April 1998 to November 2012, Mr. Jenkins served in various roles, including president of the Backup Recovery Systems division, at EMC Corporation, an information infrastructure company. He currently serves on the board of directors of Generac Holdings Inc. (NYSE: GNRC), a power generation management and solutions company. He also formerly served on the board of Sumo Logic, Inc. (NASDAQ: SUMO), a continuous intelligence software company.  He previously served as a director of Nimble Storage, Inc., a flash storage solutions company, and Apigee Corporation, an application program interface software company. Mr. Jenkins holds a B.S. degree in general engineering from the University of Illinois and an M.B.A. degree from Harvard Business School. We believe that Mr. Jenkins is qualified to serve as a member of our board because of his experience in senior management positions at several technology companies.

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

Eileen J. Voynick, Independent Director: Ms. Voynick served as Chief Executive Officer of Sparta Systems, a leading provider of enterprise-quality management software solutions, from 2011 to 2018. Prior to joining Sparta Systems, she served as the Chief Operating Officer at Allscripts. Before Allscripts, she served as Executive Vice President of global sales, services, and support at Misys and served in various management positions at Oracle, SAP, Siebel Systems, Gartner, Ariba and Accenture. She served as a director at AdvancedMD from 2016 to 2018, as a member of the Board of Trustees and Executive Committee of Jefferson Health from 2017 to July 2020, as the Chair of the Board of Trustees of Philadelphia University from 2013 to July 2017, as a member of the Board of Trustees of Thomas Jefferson University from 2017 to July 2020, and as Chair of the Jefferson Academic Board of the Thomas Jefferson University from 2017 to 2019. Ms. Voynick is currently Board Chair of AGS Health, a revenue cycle management provider, and r3, an enterprise blockchain technology company. Ms. Voynick formerly served on the board of directors of CDK Global, Inc. (NASDAQ: CDK), a leading provider of integrated data and technology solutions to the automotive, heavy truck, recreation, and heavy equipment industries, and r3, an enterprise blockchain technology company. Ms. Voynick holds a Bachelor’s degree from Philadelphia University. As a result of her executive experience with Sparta Systems, as well as her positions as a senior executive at other technology and consulting organizations, Ms. Voynick provides our board with extensive and relevant executive leadership, software, sales and service, and technology industry experience.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships (some entities of which may include underlying funds, other affiliates or portfolio companies):

Individual	Entity	Entity’s Business	Affiliation
Paul J. Salem	Providence Equity	Investments	Senior Managing Director Emeritus
	Salem Capital Management	Investments	Chief Executive Officer
	MGM Resorts International (NYSE: MGM)	Hospitality	Chairman of the Board of Directors
	Woods Hole Oceanographic Institute	Non-profit	Chairman of the Board of Directors
	Dentex Health	Healthcare services	Director
	Recognition Media	Internet	Director
	Brown University’s Carney Institute for Brain Science	Research institute	Member of Advisory Board
Martin J. Mannion	Summit Partners, LLC	Investments	Senior Advisor and Chair of the Board of Managers
	Rockefeller Capital Management	Investments	Director
	Berklee College of Music	Private university	Chair-elect of the Board
	Regis High School (NYC)	Private high school	Member of the Board
Christopher S. Satti	Salem Capital Management	Investments	President
	Recognition Media, LLC	Internet	Director
	Feast & Fettle	Food services	Director
	Providence Performing Arts Center	Non-profit	Member of the Board
	Lola Restaurant Group LLC	Food services	Member of the Board
	Excel Academy of Charter Schools	Non-profit	Member of the Board
Fredric A. “Freddy” Flaxman	LunarCrush	Internet	Member of the Board of Advisors
	Recognition Media, LLC	Internet	Director
William D. “BJ” Jenkins, Jr.	Palo Alto Networks	Software	President
	Generac Holdings Inc. (NYSE: GNRC)	Manufacturing	Director
Janet Rollé	American Ballet Theatre	Entertainment and dance company	Chief Executive Officer and Executive Director
	BuzzFeed, Inc.	Media, news and entertainment	Director
	Hallmark Cards, Inc.	Greeting cards	Director
	Brightly Inc.	Health and wellness services	Strategic Advisor

Individual	Entity	Entity’s Business	Affiliation
William J. Teuber, Jr.	Bridge Growth Partners	Investments	Senior Operating Principal
	BackOffice Associates, LLC d/b/a Syniti	Information technology and services	Director
	Accedian	Information technology and services	Director
	Senga	Transportation logistics	Director
	The College of the Holy Cross	University	Member of investment committee
	Gregorian University Foundation	University foundation	Member of the Board of Trustees
Eileen J. Voynick	Sparta Systems	Software as a Service (SaaS)	Chief Executive Officer
	AGS Health	Healthcare technology	Chair of the Board
	r3	Technology	Chair of the Board

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

In the table below, percentage ownership is based on 22,165,962 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,541,491 Class B ordinary shares outstanding as of December 31, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Skydeck Management LLC (our sponsor)(2)(3)	5,441,491	98.2%	—	—
Paul J. Salem(2)(3)(4)	—	—	—	—
Martin J. Mannion(2)(3)(4)	—	—	—	—
Christopher S. Satti(2)(3)(4)	—	—	—	—
Fredric A. “Freddy” Flaxman(2)(3)(4)	—	—	—	—
William D. “BJ” Jenkins, Jr.	25,000	*	—	—
Janet L. Rollé	25,000	*	—	—
William J. Teuber, Jr.	25,000	*	—	—
Eileen J. Voynick	25,000	*	—	—
All officers and directors as a group (8 individuals)	5,541,491	100%	—	—
Castle Creek Arbitrage, LLC(5)	—	—	1,184,355	5.34%
Sculptor Capital Management, Inc.(6)	—	—	1,476,219	6.66%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 225 Dyer Street, 2nd Floor, Providence, Rhode Island 02903.

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

This information is based solely on the Schedule 13G filed by Castle Creek and its affiliate reporting persons with the SEC on February 11, 2022, as amended.
(6)

Sculptor Capital Management, Inc. (“Sculptor”) may be deemed a beneficial owner of an aggregate of 1,476,219 Class A ordinary shares. This information is based solely on the Schedule 13G filed by Sculptor and its affiliate reporting persons with the SEC on January 20, 2022, as amended.

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

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our financial statements and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) to December 31, 2021, including services in connection with our Initial Public Offering, totaled approximately $46,350 and $130,295, respectively. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that reasonably related to performance for the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from February 9, 2021 (inception) to December 31, 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) to December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) to December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements
(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association, effective as of May 18, 2021.(1)

4.1	Warrant Agreement, dated as of May 18, 2021, between Continental Stock Transfer & Trust Company and the Company.(1)

4.2*	Description of Company’s Securities.(2)

10.1	Investment Management Trust Agreement, dated as of May 18, 2021, between Continental Stock Transfer & Trust Company and the Company.(1)

10.2	Registration and Shareholder Rights Agreement, dated as of May 18, 2021, among the Company, the Sponsor and the holders from time to time thereto.(1)

10.3	Private Placement Warrant Purchase Agreement, dated as of May 18, 2021, between the Company and the Sponsor.(1)

10.4	Letter Agreement, dated as of May 18, 2021, between the Company, the Sponsor and the Company’s officers and directors.(1)

10.5	Forward Purchase Agreement, dated as of May 18, 2021, between the Company and the Sponsor.(1)

10.6	Indemnity Agreement, dated as of May 18, 2021, among the Company and Paul J. Salem.(1)

10.7	Indemnity Agreement, dated as of May 18, 2021, among the Company and Martin J. Mannion.(1)

10.8	Indemnity Agreement, dated as of May 18, 2021, among the Company and Christopher S. Satti.(1)

10.9	Indemnity Agreement, dated as of May 18, 2021, among the Company and Fredric A. Flaxman.(1)

10.10	Indemnity Agreement, dated as of May 18, 2021, among the Company and William D. Jenkins, Jr.(1)

10.11	Indemnity Agreement, dated as of May 18, 2021, among the Company and Janet L. Rollé.(1)

10.12	Indemnity Agreement, dated as of May 18, 2021, among the Company and William J. Teuber, Jr.(1)

10.13	Indemnity Agreement, dated as of May 18, 2021, among the Company and Eileen J. Voynick.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and is contained in Exhibit 101.

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2022 and incorporated by reference herein.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYDECK ACQUISITION CORP.

Date: March 29, 2023		/s/ Martin J. Mannion
	Name:	Martin J. Mannion
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Martin J. Mannion
Martin J. Mannion	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023
/s/ Christopher S. Satti
Christopher S. Satti	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2023
/s/ Paul J. Salem
Paul J. Salem	Chairman and Director	March 29, 2023
/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.	Director	March 29, 2023
/s/ Janet L. Rollé
Janet L. Rollé	Director	March 29, 2023
/s/ William J. Teuber, Jr.
William J. Teuber, Jr.	Director	March 29, 2023
/s/ Eileen J. Voynick
Eileen J. Voynick	Director	March 29, 2023

SKYDECK ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Skydeck Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skydeck Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from February 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 21, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

West Palm Beach, FL
March 29, 2023

SKYDECK ACQUISITION CORP.

BALANCE SHEET

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$888,375	$1,290,143
Prepaid expenses	186,266	438,968
Total current assets	1,074,641	1,729,111
Long-term prepaid expenses	—	157,432
Investments held in Trust Account	224,148,115	221,667,291
Total assets	$225,222,756	$223,553,834

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$403,879	$383,282
Total current liabilities	403,879	383,282
Warrant liabilities	370,324	10,122,176
Forward Purchase Agreement liability	30,000	820,000
Deferred underwriters' discount	7,758,087	7,758,087
Total liabilities	8,562,290	19,083,545

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,165,962 shares at redemption value	224,148,115	221,659,620
Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding 22,165,962 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,541,491 shares issued and outstanding	554	554
Additional paid-in capital	24,446	24,446
Accumulated deficit	(7,512,649)	(17,214,331)
Total shareholders' deficit	(7,487,649)	(17,189,331)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$225,222,756	$223,553,834

The accompanying notes are an integral part of these financial statements.

SKYDECK ACQUISITION CORP.

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2022	For the period from February 9, 2021 (inception) through December 31, 2021
Formation and operating costs	$832,499	$893,854
Loss from operations	(832,499)	(893,854)

Other Income (expense):
Change in fair value of warrant liabilities	9,751,852	5,554,852
Offering expenses related to warrant issuance	—	(556,203)
Other income relating to fair value exceeding amount received for warrants	—	1,139,755
Change in fair value of Forward Purchase Agreement	790,000	450,000
Trust interest income	2,480,824	7,671
Total other income, net	13,022,676	6,596,075
Net income	$12,190,177	$5,702,221

Weighted average shares outstanding - Class A ordinary shares subject to possible redemption	22,165,962	15,272,017
Basic and diluted net income per ordinary share – Class A ordinary shares subject to possible redemption	$0.44	$0.28
Weighted average shares outstanding - Class B ordinary shares	5,541,491	5,321,072
Basic and diluted net income per ordinary share – Class B ordinary shares	$0.44	$0.28

The accompanying notes are an integral part of these financial statements.

SKYDECK ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FERUARY 9, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of February 9, 2021 (inception)	—	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	5,750,000	575	24,425	—	25,000
Forfeiture of 208,509 shares(1)	(208,509)	(21)	21		—
Initial classification of Forward Purchase Agreement liability	—	—	(1,270,000)	—	(1,270,000)
Net income	—	—	—	5,702,221	5,702,221
Class A ordinary shares subject to possible redemption	—	—	1,270,000	(22,916,552)	(221,646,552)
Balance as of December 31, 2021	5,541,491	554	24,446	(17,214,331)	(17,189,331)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,488,495)	(2,488,495)
Net income	—	—	—	12,190,177	12,190,177
Balance as of December 31, 2022	5,541,491	$554	$24,446	$(7,512,649)	$(7,487,649)

(1)	On July 2, 2021, the underwriters’ over-allotment option expired partially unexercised resulting in a forfeiture of 208,509 founder shares for no consideration.

The accompanying notes are an integral part of these financial statements.

SKYDECK ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,	For the period from February 9, 2021 (inception) through December 31,
	2022	2021
Cash flows from operating activities:
Net income	$12,190,177	$5,702,221
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants	(9,751,852)	(5,554,852)
Offering costs allocated to warrants	—	556,203
Other income relating to fair value exceeding amount paid for warrants	—	(1,139,755)
Change in fair value of Forward Purchase Agreement	(790,000)	(450,000)
Interest earned on cash and marketable securities held in Trust Account	(2,480,824)	(7,671)
Changes in assets and liabilities:
Prepaid expenses	252,702	(596,400)
Long-term prepaid expenses	157,432	—
Accrued offering costs and expenses	20,597	383,282
Net cash used in operating activities	(401,768)	(1,106,972)

Cash flows from investing activities:
Principial deposited in Trust Account	—	(221,659,620)
Net cash used in investing activities	—	(221,659,620)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to initial shareholders	—	25,000
Proceeds from initial public offering, net of costs	—	217,226,427
Proceeds from private placement	—	7,433,193
Payment of deferred offering costs	—	(627,885)
Net cash provided by financing activities	—	224,056,735

Net change in cash	(401,768)	1,290,143
Cash, beginning of the period	1,290,143	—
Cash, end of the period	$888,375	$1,290,143

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to redemption	$2,488,495	$21,646,552
Initial classification of Forward Purchase Agreement	$—	$1,270,000
Deferred underwriters' discount changed to additional paid-in capital	$—	$7,758,087
Initial classification of warrant liability	$—	$15,677,028

The accompanying notes are an integral part of these financial statements.

SKYDECK ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $888,375 of cash and working capital of $670,762. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from the Sponsor under the promissory note. At December 31, 2022 and 2021, there were no outstanding balances under the promissory note.

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

The Company’s initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. As of December 31, 2022 and 2021 no Working Capital Loans were outstanding.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with Initial Public Offering

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs were charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, at December 31, 2022 and 2021, offering costs totaling $12,819,165 (consisting of $4,433,193 of underwriting fees, $7,758,087 of deferred underwriting fees and $627,885 of other offering costs) were recognized with $556,203 which was allocated to the Public Warrants and Private Placement Warrants, included in the statement of operations and $12,262,962 was initially included as a reduction to shareholders’ equity.

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

The Company established the initial fair value for the Public Warrants and the Private Placement Warrants on May 21, 2021, the date of the consummation of the Initial Public Offering, and used a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. At December 31, 2022 and 2021, the Company used the closing market price for the Public Warrants to value the Public Warrants and determine the fair value of the Private Placement Warrants.

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

The Company established the initial fair value for the FPA Warrants on May 21, 2021, the date of the consummation of the Initial Public Offering, and used a Monte Carlo simulation model to value the FPA Warrants. At December 31, 2022 and 2021, the Company used the closing market price for the Public Warrants to determine the fair value of the FPA Warrants.

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

Net Income Per Share

The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shareholders. Private Placement Warrants and Public Warrants to purchase an aggregate of 12,344,116 Class A Ordinary Shares at $11.50 per share were issued on May 21, 2021 and May 25, 2021. No Public Warrants or Private Placement Warrants were exercised during the year ended December 31, 2022 and period from February 9, 2021 (inception) to December 31, 2021. The calculation of diluted income per ordinary share does not consider the effect of (i) the Public Warrants issued in connection with the Initial Public Offering or the exercise of the over-allotment and (ii) the Private Placement Warrants, since the exercise of the Public Warrants and the Private Placement Warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Remeasurement associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

	For the Year Ended December 31,		For the period from February 9, 2021 (inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, adjusted for	$9,752,141	$2,438,036	$4,219,644	$1,482,577
Denominator:
Basic and diluted weighted average shares outstanding	22,165,962	5,541,491	15,272,017	5,321,072
Basic and diluted net income per ordinary share	$0.44	$0.44	$0.28	$0.28

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

As of December 31, 2022 and 2021, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$221,659,620
Less:
Class A common stock issuance costs	(12,262,962)
Proceeds allocated to Public Warrants	(9,383,590)
Plus:
Remeasurement of carrying value to redemption value	21,646,552
Class A ordinary shares subject to possible redemption, December 31, 2012	$221,659,620
Plus:
Remeasurement of carrying value to redemption value	2,488,495
Class A ordinary shares subject to possible redemption, December 31, 2022	$224,148,115

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

Note 3 — Initial Public Offering

Units

On May 21, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units. Each Unit consists of one Class A Ordinary Share of the Company, par value $0.0001 per share, and one-third of one redeemable Public Warrant of the Company, each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000. The Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Promissory Note—Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2021 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of December 31, 2022 and 2021, there were no remaining amounts outstanding. After the close of the Initial Public Offering, funds are no longer available under this note.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

The Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The following table presents fair value information as of December 31, 2022 and 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022	Level 1	Level 2	Level 3
U.S. Money Market held in Trust Account	$224,148,115	$224,148,115	$—	$—
Public Warrant Liability	$221,660	$221,660	$—	$—
Private Warrant Liability	$148,664	$—	$148,664	$—
Forward Purchase Agreement Liability	$30,000	$—	$30,000	$—

	December 31, 2021	Level 1	Level 2	Level 3
U.S. Money Market held in Trust Account	$221,667,291	$221,667,291	$—	$—
Public Warrant Liability	$6,058,696	$6,058,696	$—	$—
Private Warrant Liability	$4,063,479	$—	$4,063,479	$—
Forward Purchase Agreement Liability	$820,000	$—	$820,000	$—

Measurement

The Company established the initial fair value for the Warrants on May 21, 2021, the date of the consummation of the Company’s Initial Public Offering and May 25, 2021 for those Warrants associated with the over-allotment and used a Monte Carlo simulation model to value the Warrants.

At December 31, 2022 and 2021, the Company used the closing market price for the Public Warrants to value the Public Warrants and determine the fair value of the Private Placement Warrants and FPA warrants.

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A Ordinary Shares issued and outstanding (excluding 22,165,962 shares subject to redemption).

Note 9 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At May 21, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding with an aggregate of up to 750,000 shares subject to forfeiture to the Company for no consideration to the extent that the underwriters’ Over-Allotment Option was not exercised in full or in part, so that the initial shareholders collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. With the partial exercise of the Over-Allotment Option and subsequent expiration of the underwriters’ Over-Allotment Option, 5,541,491 founder shares were outstanding at December 31, 2022 and 2021, with 208,509 founder shares forfeited.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.